Form 10QSB
period 2000-03-31
Q COMM INTERNATIONAL INC
filed 2000-05-12
CIK 1102901

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 12B-25


                             Commission File Number:


                           NOTIFICATION OF LATE FILING

              (Check One): / / Form 10-K / / Form 11-K / / Form 2-F
                         /X/ Form 10-QSB / / Form N-SAR

                                For Period Ended:

                                 March 31, 2000

      / / Transition Report on Form 10-K / / Transition Report on Form 10-Q / / Transition Report on Form 20-F / / Transition Report on Form N-SAR
                       / / Transition Report on Form 11-K

                          For Transition Period Ended:


             READ ATTACHED INSTRUCTION SHEET BEFORE PREPARING FORM.
                              PLEASE PRINT OR TYPE

                   Nothing in this Form shall be construed to
                          imply that the Commission has
                       verified any information contained
                                     herein.

                   If the notification relates to a portion of
                     the filing checked above, identify the
                   item(s) to which the notification relates:



                         Part I. REGISTRANT INFORMATION

                             Full name of registrant

                           Q Comm International, Inc.

Former name if applicable

                  N/A

Address of principal executive office (Street and Number)

                  1145 South 1680 West

City, State and Zip Code

                  Orem, Utah 84058-4930


                        PART II. RULE 12b-25 (B) AND (C)

         If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to this Rule 12-b25 (b), the following should be completed. (Check box if appropriate.

[X]

         (a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

         (b) The subject quarterly report on Form 10-QSB, will be filed on or before the fifth calendar day following the prescribed due date; and

         (c) The accountant's statement or other exhibit required by Rule 12b-25(c) has been attached if applicable.

                               PART III. NARRATIVE

         State below in reasonable detail the reasons why Form 10-K, 11-K, 20-F, 10-QSB, N-SAR or the transition report portion thereof could not be filed within the prescribed time period. (Attach extra sheets if needed.)

         Registrant requires additional time to complete certain disclosure information necessary to accurately complete Form 10-QSB for the period ended March 31, 2000. Registrant was not a reporting company under the 1934 Securities and Exchange Act (the "Exchange Act") until March 2000 when the Company acquired Azore Acquistion Corp., a company which was a reporting company under the Exchange Act. At that time, the Company elected to become a successor reporting issuer pursuant to Rule 12g-3 of the Exchange Act. As a result, the Company was required to file consolidated financial statements. In addition, the Company changed accountants for which a Form 8-K was filed on March 30, 2000. For these reasons, the Company will file its March 31, 2000 10-QSB late.

                           PART IV. OTHER INFORMATION


         (1) Name and telephone number of person to contact in regard to this notification

                  Paul C. Hickey            (801)                226-4222
                  --------------            -----                --------

                      (Name)             (Area Code)         (Telephone Number)

         (2) Have all other periodic reports required under Section 13 of 15 (d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).
                                                      /X/ Yes           /  / No

         (3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

                                                       / / Yes          /X/ No

         If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

                           Q Comm International, Inc.

                  (Name of registrant as specified in charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.

Date

May 12, 2000



By :     Paul C. Hickey

         /s/

         Paul C. Hickey
         CEO