Form 10QSB
period 2000-03-31
Q COMM INTERNATIONAL INC
filed 2000-05-22
CIK 1102901

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

     ----------------------------------------------------------------------

                                   FORM 10-QSB

                  Quarterly Report under Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                For the Quarterly Period Ended March 31, 2000

                 Transition Report under Section 13 or 15(d) of
                 The Exchange Act For the Transition Period from

   ____________________________________to ___________________________________
                             Commission File Number



                           Q Comm International, Inc.
     ----------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

             Utah                                            88-4058493
--------------------------------------------------------------------------------
  (State or other jurisdiction        Commission File          (IRS Employer
   of incorporation)                         No.             Identification No.)

          1145 South 1680 West, Orem Utah                  84058-4930
     ----------------------------------------------------------------------
         (Address of principal executive offices)           (Zip Code)


Registrant's telephone number, including area code:     (801) 226-4222
                                                        --------------


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]      No [   ]

         At May 8, 2000, there were issued and outstanding 8,220,325 shares of Common Stock.

         Transitional Small Business Disclosure Format (check one):
          Yes [   ]   No [X] Item 4.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                                    CONTENTS

                                                                            PAGE

  --     Accountants' Review Report                                            1


  --     Unaudited Condensed Consolidated Balance Sheets,
          March 31, 2000 and December 31, 1999                                 2


  --     Unaudited Condensed Consolidated Statements of
          Operations, for the three months ended March 31, 2000 and 1999       3

  --     Unaudited Condensed Consolidated Statements of Cash
          Flows, for the three months ended March 31, 2000 and 1999        4 - 5


  --     Notes to Unaudited Condensed Consolidated
          Financial Statements                                            6 - 10

                           ACCOUNTANTS' REVIEW REPORT

Board of Directors
Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

Orem, Utah

We have reviewed the accompanying condensed consolidated balance sheet of Q Comm International, Inc. and Subsidiary as of March 31, 2000, and the related condensed consolidated statements of operations and cash flows for the three months ended March 31, 2000. All information included in these financial statements is the representation of the management of Q Comm International, Inc. and Subsidiary.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review consists principally of inquiries of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements reviewed by us, in order for them to be in conformity with generally accepted accounting principles.

PRITCHETT, SILER & HARDY, P.C.

May 3, 2000
Salt Lake City, Utah

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                  [Unaudited - See Accountants' Review Report]

                                     ASSETS
                                                                              March 31,           December 31,
                                                                                2000                  1999
                                                                           ------------           ------------
CURRENT ASSETS:
    Cash in bank                                                           $    129,673            $    42,488
    Accounts receivable                                                          61,660                 92,673
                                                                           ------------            -----------
               Total Current Assets                                             191,333                135,161
                                                                           ------------            -----------
PROPERTY & EQUIPMENT, net                                                        78,549                 58,648
                                                                           ------------            -----------
OTHER ASSETS:

    Related party receivable                                                      4,385                  5,000
    Deferred stock offering costs                                                     -                 64,375
    Deposits                                                                      2,738                  5,738
    Goodwill, net                                                               173,514                      -
                                                                           ------------            -----------
               Total Other Assets                                               259,186                 75,113
                                                                           ------------            -----------
                                                                           $    450,519            $   268,922
                                                                          =============           ============

                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:

    Line of Credit                                                         $    206,945            $   201,872
    Accounts payable                                                            320,612                377,756
    Accrued expenses                                                            315,894                326,279
    Advances from investors                                                     442,000                      -
    Notes payable - related party                                               193,116                185,253
    Notes payable                                                                18,494                 30,827
                                                                           ------------            -----------
               Total Current Liabilities                                      1,497,061              1,121,987

CONVERTIBLE DEBENTURE                                                           150,000                650,000
                                                                           ------------            -----------
               Total Liabilities                                              1,647,061              1,771,987
                                                                           ------------            -----------

STOCKHOLDERS' (DEFICIT):

     Preferred stock, $.001 par value, 1,000,000
       shares authorized, no shares issued and
       outstanding                                                                    -                      -
     Common stock, $.001 par value, 50,000,000
       shares authorized, 7,413,198 and 6,629,675
       shares issued and outstanding, respectively                                7,413                  6,630
     Capital in excess of par value                                           1,808,741              1,190,144
     Deficit accumulated during the development stage                        (3,012,696)            (2,699,839)
                                                                           ------------            -----------
               Total Stockholders' (Deficit)                                 (1,196,542)            (1,503,065)
                                                                           ------------            -----------
                                                                           $    450,519            $   268,922
                                                                          =============           ============


Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                  [Unaudited - See Accountants' Review Report]

                                                                     For the Three
                                                                     Months Ended
                                                                       March 31,
                                                                 ---------------------
                                                                2000                1999
                                                             ----------          ----------

NET SALES                                                    $ 148,650           $  649,658

COST OF GOOD SOLD                                               116,510             237,218
                                                             ----------          ----------
     Gross Profit                                                32,140             412,440
                                                             ----------          ----------

EXPENSES:

     General and administrative                                 309,588             310,032
     Selling expenses                                            38,157               8,123
                                                             ----------          ----------
               Total Expenses                                   347,745             318,155
                                                             ----------          ----------
INCOME (LOSS) FROM OPERATIONS                                  (315,605)             94,285
                                                             ----------          ----------


OTHER INCOME (EXPENSE):

     Gain on Extinguishment of debt                              14,309                   -
     Interest expense                                           (11,561)             (2,100)
                                                             ----------          ----------
               Total Other Income (Expense)                       2,748              (2,100)
                                                             ----------          ----------

INCOME (LOSS) BEFORE INCOME TAXES                              (312,857)             92,185

CURRENT TAX EXPENSE                                                   -                   -

DEFERRED TAX EXPENSE                                                  -                   -
                                                             ----------          ----------

NET INCOME (LOSS)                                            $ (312,857)         $   92,185
                                                             ----------          ----------

INCOME (LOSS) PER COMMON SHARE                               $     (.05)         $      .01
                                                             ----------          ----------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  [Unaudited - See Accountants' Review Report]



                                                                             For the Three
                                                                              Months Ended
                                                                                March 31,
                                                                          --------------------
                                                                         2000                1999
                                                                      ----------          ----------
Cash Flows From Operating Activities:

     Net income (loss)                                                $ (312,857)         $   92,185
     Adjustments to reconcile net income (loss)
       to net cash used by operating activities:
        Depreciation and amortization expense                              6,973              19,000
        Non cash expense                                                   2,270                   -
        Gain on extingishment of debt                                    (14,309)                  -
        Changes in assets and liabilities:
           Decrease (increase) in accounts receivable                     31,013            (190,263)
           Decrease in related party receivable                              615               8,379
           Decrease in other assets                                        3,000               1,009
           (Decrease) in accounts payable                                (41,396)            (74,790)
           Increase (decrease) in accrued expenses                         2,963              (6,978)
                                                                      ----------          ----------
               Net Cash (Used) by Operating Activities                  (321,728)           (151,458)
                                                                      ----------          ----------
Cash Flows From Investing Activities:

     Purchase of property & equipment                                    (25,827)                  -
     Decrease in notes receivable                                              -             159,061

                                                                      ----------          ----------
               Net Cash Provided (Used) by Investing Activities          (25,827)            159,061
                                                                      ----------          ----------
Cash Flows From Financing Activities:

     Issuance of common stock                                                  -              87,222
     Net increase (decrease) in lines of credit                           (5,073)              2,145
     Increase in advances from investors                                 442,000                   -
     Payments on notes payable - related party                                 -             (23,478)
     Payments on notes payable                                           (12,333)                  -
                                                                      ----------          ----------
               Net Cash Provided by Financing Activities                 434,740              65,889
                                                                      ----------          ----------
Net Increase in Cash                                                      87,185              73,492

Cash at Beginning of Period                                               42,488               1,019
                                                                      ----------          ----------
Cash at End of Period                                                 $  129,673          $   74,511
                                                                      ----------          ----------
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
       Interest                                                       $        -          $        -
       Income taxes                                                   $        -          $        -



                                   [Continued]

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                  [Unaudited - See Accountants' Review Report]

                                   [Continued]

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the three months ended March 31, 2000:

         During March 2000, the Company recorded $174,561 of Goodwill relating to the Company's acquisition of Azore Acquisition, Inc. [See Notes 3 and 7].

         During February 2000, the Company converted $500,000 of convertible debentures to 683,523 shares of common shares.

     For the three months ended March 31, 1999:

         During January 1999, the Company issued 12,000 shares of previously authorized but unissued common stock for services rendered valued at $9,000 (or $.75 per share).

         During March 1999, the Company issued 13,333 shares of previously authorized but unissued common stock for services rendered valued at $10,000 (or $.75 per share).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Q Comm International, Inc. (the "Company") was organized on February 7, 1986 as Four Rivers Development, Inc. This name was changed on August 3, 1998 to Q Comm International, Inc. in conjunction with the purchase of three operating companies. On March 20, 2000 the Company acquired 100% of another company through the issuance of stock. The Company is headquartered in Orem, Utah but provides telecommunication services to end users throughout the United States. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended March 31, 2000 and 1999 are not necessarily indicative of the operating results for the full year

     Revenue Recognition - Revenue is recognized as services are performed. Financing through notes receivable is serviced though independent collection agencies. Revenue is recognized when the notes are signed and the related service provided. Ongoing revenue and expenses from telecommunication services are passed through to customers, with the related portion due to the Company recognized upon notification from the service provider.

     Amortization - Amortization of Goodwill is provided on the straight-line method over five years.

     Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of five years.

     Earnings Per Share - The Company computes earnings per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earning per share when the effect is dilutive. [See Note 10]

     Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Advertising Costs - Advertising and marketing costs are expensed as incurred. Advertising and market costs amounted to $38,157 and $8,123 for the periods ended March 31, 2000 and 1999, respectively.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

     Property and Equipment - Property and equipment are stated at cost. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. Expenditures for maintenance and repairs are charged to expense as incurred. Depreciation is computed for financial statement purposes on a straight-line method over the estimated useful lives of the assets.

NOTE 2 - RECAPITALIZATION

     On August 3, 1998 the Company changed its name from Four Rivers Development, Inc. to Q Comm International, Inc. The Company also effected a 1 for 20 reverse stock split of its common stock, thereby reducing its shares outstanding from 10,987,724 to 549,387 shares. Also on August 3, 1998, the Company acquired the following three companies: Teleconnect, Inc.
     (TCI), a Utah corporation, which was acquired through the issuance of 3,385,481 shares of the Company's common stock to the shareholders of TCI in exchange for all of the outstanding common stock of TCI; TCI was originally formed on January 28, 1993; Teleshare 900, Inc. (T900), a Utah corporation, which was acquired through the issuance of 994,037 shares of the Company's common stock to the shareholders of T900 in exchange for all of the outstanding common stock of T900; T900 was originally formed on January 28, 1993; and Q Comm International, Inc. (QCI), a Nevada corporation, which was acquired through the issuance of 566,154 shares of the company's common stock to the shareholders of QCI for all outstanding stock of QCI; QCI was originally formed on December 5, 1997.

     The three acquired companies were merged to form QCMERCO, Inc., which was subsequently renamed Q Comm, Inc., a wholly owned subsidiary of Q Comm International, Inc. The combination of Q Comm International, Inc. was recorded as a recapitalization.

     After the acquisitions there were 5,494,059 shares of common stock outstanding with approximately 10 percent of those shares being held by former stockholders of the Company.

NOTE 3 - ACQUISITION

     On March 20, 2000, the Company acquired 100% of Azore Acquisition, Inc. (Azore) through the issuance of 100,000 shares of restricted common stock, valued at $1.76 per share, in exchange for all of the issued and outstanding common stock of Azore. Azore, a Nevada Corporation, was originally formed on December 13, 1999. The acquisition has been accounted for as a purchase and the excess of the purchase price over the fair market value of the assets on the date of acquisition has been recorded as goodwill, and is being amortized over 5 years. Amortization expense for the periods ended March 31, 2000 and 1999 was $1,047 and $0, respectively. Azore was afterwards merged into the Company and dissolved. Azore had no operations at the time of the merger.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment, less accumulated depreciation, for the periods presented:

                                               March 31,           December 31,
                                                 2000                 1999
                                           ---------------       --------------
     Equipment                             $        90,321       $       64,494

     Less: Accumulated Depreciation                (11,772)             (5,846)
                                           ---------------       --------------
                                           $        78,549       $       58,648
                                           ===============       ==============


     Depreciation expense for the three months ended March 31, 2000 and 1999 was $5,926 and $0, respectively.

NOTE 5 - LINES OF CREDIT

     The Company has two lines of credit with a bank, secured by equipment and a personal guarantee from an officer of the Company. The draw on the lines were $172,577 and $34,368 at March 31, 2000. The interest rate is prime plus 2 percent, plus an additional 5 percent default rate due to noncompliance with the line of credit covenants (14.75 percent at March 31, 2000) with interest payments due monthly, and the principal due on demand.

     The lines of credit agreements contain various restrictive covenants. At various times during the period ended March 31, 2000, the Company was not in compliance with certain covenants and as a result, the bank has imposed a default interest rate on the lines of credit. Subsequent to March 31, 2000 the Company settled the line of credit with a balance of $172,577 at March 31, 2000 for approximately $102,000 during April 2000.

NOTE 6 - LONG-TERM OBLIGATION

     During 1999, the Company settled with a prior landlord certain disputed charges relating to a building lease during the year ended December 31, 1998. As a result of the settlement, the Company recorded a note payable to the landlord which had a balance of $18,494 as of March 31, 2000 and $30,827 as of December 31, 1999. Payments on the note commenced in October, 1999 with a payment of $5,685 and additional monthly payments of $3,083, expiring in November 2000. The note requires no interest payments as long as the Company remains current on the principal payments.

NOTE 7 - CAPITAL STOCK AND WARRANTS

     Common Stock - During January 1999, the Company issued 12,000 shares of previously authorized by unissued common stock for services rendered valued at $9,000 (or $.75 per share).

     During February 1999, the Company issued 45,631 shares of previously authorized by unissued common stock for cash of $34,223 (or $.75 per share).

     During March 1999, the Company issued 13,333 shares of previously authorized by unissued common stock for services rendered valued at $10,000 (or $.75 per share).

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK AND WARRANTS [Continued]

     In February 2000, the Company converted $500,000 convertible debentures to 683,523 shares of common stock.

     On March 20, 2000, the Company acquired 100% of Azore Acquisition, Inc. (Azore) through the issuance of 100,000 shares of restricted common stock in exchange for all of the issued and outstanding common stock of Azore [See Note 3]

     Warrants - The Company's board of directors has the authority to grant stock warrants to employees, officers and certain non-employees. These warrants are considered nonqualified for income tax purposes. As of March 31, 2000, the Company has granted warrants to purchase 49,445 shares of the Company's common stock at $1.00 per share. The warrants vest immediately upon grant and have a weighted-average remaining contractual life of 4.5 years.

NOTE 8 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company had available at March 31, 2000, an operating loss carryforward of approximately $3,000,000, which may be applied against future taxable income and which expires in various years through 2020.

     The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,100,000 as of March 31, 2000, with an offsetting valuation allowance at March 31, 2000 of the same amount. The change in the valuation allowance for the period ended March 31, 2000 is approximately $115,000.

NOTE 9 - CONVERTIBLE DEBENTURE

     The following is a summary of convertible debentures as of March 31, 2000 and December 31, 1999:


                                                                 March 31,          December 31,
                                                                   2000                 1999
                                                               ---------------     --------------
     2% unsecured note payable to a shareholder
       Due May 15, 2004 convertible at 65% of the Fair
       Market Value of the Company's Common Stock.             $       150,000     $      650,000

     During the year ended December 31, 1999, the Company recorded $227,500 for the beneficial conversion feature, which amount was charged to interest expense.

     In February 2000, the Company converted $500,000 of convertible debentures to 683,523 shares of common stock.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - EARNINGS (LOSS) PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                                                     For the Three
                                                                      Months Ended
                                                                        March 31,
                                                           ----------------------------------
                                                                2000                1999
                                                           --------------       -------------
     Earnings (loss) from continuing operations
       available to common shareholders
       (numerator)                                         $    (312,371)       $      92,185
                                                           --------------       -------------
     Weighted average number of common
       shares outstanding during the period
       used in loss per share  (denominator)                    6,967,275           5,769,135
                                                           --------------       -------------

     At March 31, 2000, the Company had warrants outstanding to purchase 49,445 shares of common stock, which were not used in the loss per share computation because their effect would be anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

     Related party payables consisted of $106,877 to the Company's chief executive officer and $86,239 to entities owned by the Company's chief executive officer.

NOTE 12 - SUBSEQUENT EVENTS

     Subsequent to March 31, 2000, the Company issued 594,594 shares of common stock for cash at $.925 per share for total proceeds of $550,000.

     The Company settled one of their lines of credit for approximately
     $102,000.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         Q Comm International, Inc. ("Q Comm" or the "Company"), a Utah corporation, is a growing national telecommunications service provider specializing in the sale and distribution of various prepaid telecommunications products including prepaid calling cards, prepaid wireless services and prepaid home dial tone phone services throughout the United States. The Company dispenses its products through Qxpress, a total management system that allows retailers to instantly provide any prepaid telecom service at the point of purchase on demand; minimizing shelf space requirements, print flexible sales reports, and eliminate expensive inventory, theft and fraud. The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol QCCM.

         The Company's revenues originate from sales of prepaid calling cards, wireless services and prepaid home dial tone services and from service fees of the Qxpress point of sale activation system ("Qxpress System"), which fees are charged when weekly sales quotas have not reached the minimum amount set by Q Comm. Other revenues include renewal fees of master agent resellers and miscellaneous income. While Q Comm offers several prepaid telecom products, the Company believes that its future business will be primarily in the prepaid wireless market.

         During the past year, in response to changes in the prepaid telecom marketplace, Q Comm has focused its resources on changing its strategic direction to a business-to-business prepaid telecom business, while completely eliminating any marketing efforts to recruit master agents. Under the master agent reseller program, resellers paid the

Company licensing fees for the rights to resell Q Comm's phone card products and to receive the Company's support in its resale efforts. The Company determined that the master agent reseller program, consisting mostly of small office/home office ("SOHO") type resellers, was not producing reliable revenue streams nor did it effectively serve retail distribution channels where market growth was expanding rapidly. In order to take advantage of the current and projected growth of retail distribution and to achieve predictable revenues, the Company changed to its distribution methodology from a business to consumer model led by small master agent resellers to a business to business model led by large independent telecom brokers and wholesale food distributors having pre-existing relationships with large numbers of retailers. Q Comm uses its own sales force to recruit, train and support large independent telecom brokers and wholesale food distributors.

         The Company's objective is to be one of the leading prepaid telecommunications companies in the United States. To achieve this, Q Comm will need to simultaneously grow through direct and third-party sales, acquisition of small regional companies, and the continued generation of multiple revenue streams. The Company also needs to capitalize on its early marketing success by continuing to expand the current distribution channels, and maintain its focus on emerging technology while continuing to retain its high level of expertise in this industry. The Company intends to introduce many more innovative product solutions to the prepaid telecom market by exploiting leading technologies and creating cutting-edge, customized solutions for emerging customer segments.

         International opportunities are also emerging for the Company in the telecommunications arena. Overseas deregulation of telecommunications provides Q Comm with an unprecedented opportunity for joint ventures to develop and market prepaid telecommunication systems.

         The key to the Company's future success lies in its ability to continue to provide premier prepaid telecom products, enhance its point-of-sale activation system (Qxpress) and execute its strategy of acquisition and broker/wholesaler network expansion. The Company expects that its total number of retail locations will reach 7,800 by the end of the year 2001.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

REVENUES

         Q Comm generates and recognizes revenues under the categories of telecommunications which includes prepaid wireless services, prepaid calling cards, prepaid home dial tone services, renewal fees of those master sales agents who have maintained their licensing agreements with the Company, the Qxpress system and other sales and miscellaneous income.

         During the three months ending March 31, 2000, Q Comm's net sales were $148,650 as compared with $649,658 during the same period in 1999. This decrease was primarily attributable to the Company's aggressive change in the manner in which it distributes its products. In response to distribution trends in the prepaid marketplace, namely the rapid increase in retail distribution, Q Comm determined that the master agent reseller program, consisting mostly of small office/home office (SOHO) type resellers, was not producing reliable revenue streams nor did it effectively serve retail distribution channels where market growth was expanding rapidly. In order to take advantage of the current and projected growth of retail distribution and to achieve predictable revenues, the Company changed its distribution methodology from a business to consumer model led by small master agent resellers to a business to business model led by large independent telecom brokers and wholesale food distributors having pre-existing relationships with large numbers of retailers. The Company believes that targeting retail environments through large business-to-business oriented independent telecom brokers and food wholesalers will ultimately result in significantly higher, more stable net sales and profitability.

COST OF GOODS SOLD

         The Company's Cost of Goods Sold decreased by 51% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. This decrease was almost exclusively attributable to the reduction in the cost of goods sold associated with the discontinuation of marketing the master agent reseller program as the Company responded to changes in the marketplace and migrated to its current, national business-to-business development strategy.

GENERAL AND ADMINISTRATIVE EXPENSES

         Although the Company experienced a reduction in revenues of 77%, General and Administrative Expenses only declined .14% primarily because General and Administrative Expenses tend to be fixed rather than variable so that the reduction in revenues as a result of a reduction in the licensing fees associated with the master agent reseller program, whose cost components tend to be variable, would not have had a comparable impact on General and Administrative Expenses.

SELLING EXPENSES

         For the three months ended March 31, 2000, Selling Expenses were $18,157 as compared with $8,123 during the same period in 1999. The Company's development of a premier suite of products, the development of a point-of-sale platform (Qxpress), the development and printing of point-of-purchase materials, and the sales efforts associated with building a new independent telecom broker and food wholesaler network for the selling and distribution of its products was the primary reason for the increase in its Selling Expenses. The Company believes these were significant developments for a relatively modest increase in selling expenses.

INCOME (LOSS) FROM OPERATIONS

         The Company had a loss of ($315,605) for the three months ended March 31, 2000 as compared with income of $94,285 for the three months ended March 31, 1999. This loss was primarily attributable to the Company's previously noted change in strategic direction and costs associated with this strategic move from a business to consumer model to a national business-to-business distribution model. The Company is already starting to see a reversal of this trend.

OTHER INCOME (EXPENSE)

         The Company had a gain on the extinguishment of debt due and payable in the amount of $14,309 during the three months ended March 31, 2000. No similar gain was reported in the same period in 1999. Interest expense for the three months ended March 31, 2000 was $11,561 which, when combined with the gain on the extinguishments of debt resulted in other income of $2,748 as compared with other expense of ($2,100) for the three months ended March 31, 1999, or an increase in other income of 231%. This increase was attributable primarily to the gain on the extinguishments of debt.

NET INCOME (LOSS) BEFORE INCOME TAXES

         For the three months ended March 31, 2000, the Company had a loss of ($312,857) as compared to net income of $82,185 during the three months ended March 31, 1999. This decrease in net income before income taxes is largely attributable to the Company's previously noted change in the method of the sales and distribution of its products. Historically, the Company used a master agent reseller program to sell its prepaid telecommunications products to consumers. The resellers paid licensing fees in order to license the rights to distribute the Company's phone products. Although the Company realized that these licensing revenues would disappear, the Company responded to changes in the prepaid telecom marketplace in order to position itself to significantly improve financial results through large independent telecom brokers and food wholesalers targeting retail distribution environments. This resulted in what the Company believes to be a short-term loss in revenue and net income in exchange for a much larger revenue base and profitability in the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings. The Company currently has two lines of credit with a bank secured by a personal guarantee from an officer of the Company. Due to cash-flow constraints imposed by the previously described migration in strategy, the outstanding amounts as of March 31, 2000 were $172,577 and $34,368, both at an interest rate of prime plus two (2%) percent. The interest rate also carries a default rate of five (5%) percent for noncompliance with certain covenants of the credit agreements. The Company was not able to maintain compliance at all times during the period ended March 31, 2000 and during April 2000, the Company settled the $172,577 line of credit for $102,000.

         As of March 31, 2000, the Company had working capital of approximately $129,673, a 74% increase over the three months ended March 31, 1999 when working capital was $74,511.

         The Company currently anticipates existing sources of liquidity and cash generated from operations are sufficient to satisfy its cash needs through the next nine months. To make future acquisitions or for other forthcoming similar expenses, the Company may seek to increase the amount of its credit facilities, negotiate additional credit facilities or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. The

Company expects any proceeds from such additional credit or sales of securities to be used primarily in the marketing of its telecommunications products. No assurances can be given that the Company will be successful in obtaining any additional credit facilities or in generating sufficient capital from the sale of its securities to adequately fund its liquidity needs.

         The Company does not believe that its business is subject to seasonal trends.

         The Company does not believe that inflation had a significant impact on the Company's results of operations for the period presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

         The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical are "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for prepaid telephone services; increasing competition in the telecommunications market; the ability to hire, train and retain sufficient qualified personnel; the ability to obtain financing on acceptable terms to finance the Company's growth strategy; and the ability to develop and implement operational and financial systems to manage the Company's growth.

New Accounting Pronouncements

         No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

PART II   OTHER INFORMATION

          Item 1    Legal Proceedings

          Q Comm International, Inc. is not a party to any litigation.

          Item 2    Changes in Securities

                    See Condensed Financial Statements

          Item 3    Defaults on Senior Securities

                    None

          Item 4    Submission of Matters to a Vote of Shareholders

                    None

          Item 5    Other Information

                    None

          Item 6    Exhibits and Reports on Form 8-K .

         (i) Form 8-K was filed with the Securities and Exchange Commission on March 20, 2000 to report the acquisition by Q Comm of Azore Acquisition Corporation, a Nevada corporation ("Azore"), as a wholly owned subsidiary through a stock for stock exchange. Immediately following the exchange, Q Comm and Azore entered into a Plan of Merger pursuant to which Azore was merged with and into Q Comm.

         (ii) Form 8-K/A was filed with the Securities and Exchange Commission on April 20, 2000 as an amendment to the Report on Form 8-K for Q Comm originally filed with the Securities and Exchange Commission on March 20, 2000 to include the audited financial statements of Q Comm for the years ended December 31, 1999 and 1998, and pro forma financial information giving effect to the acquisition by Q Comm of Azore Acquisition Corporation.

The following Exhibits are being filed:

27       Financial Data Schedule

SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              Q COMM INTERNATIONAL, INC.


                                              By: /s/ Paul C. Hickey
                                                  ------------------
                                                  Paul C. Hickey
                                                  Chief Executive Officer

                                              Date: May , 2000


         In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Company in the capacities set forth and on the dates indicated.

Signature                                 Position               Date

By: /s/ Paul C. Hickey                  Chief Executive Officer      May  , 2000
   ------------------------
    Paul C. Hickey

By: /s/ Stephen C. Flaherty             Acting Chief Financial       May  , 2000
   ------------------------             Officer
    Stephen C. Flaherty