Form 10QSB
period 2000-09-30
Q COMM INTERNATIONAL INC
filed 2000-11-14
CIK 1102901

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
 ------------------------------------------------------------------------------

                                   FORM 10-QSB

                 Quarterly Report under Section 13 or 15 (d) of
                       The Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 2000

                 Transition Report under Section 13 or 15 (d) of
                 The Exchange Act For the Transition Period from


               __________________________ to_____________________
                             Commission File Number

                           Q COMM International, Inc.
 ------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

     Utah                              0-28885                       88-4058493

 ------------------------------------------------------------------------------
(State or other jurisdiction         Commission File        (IRS Employer
of incorporation)                         No.               Identification No.)

               1145 South West 1680, Orem, Utah                 84058-4930
-------------------------------------------------------------------------------
 (Address of principal executive offices)                           (Zip Code)

Registrant's Telephone number, including area code:              (801) 226-4222

       Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Securities Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ X ]           No [   ]

       At November 13, 2000, there were issued and outstanding 9,916,738 shares of Common Stock.

       Transitional Small Business Format (check one) :
       Yes [ ] No [X ] Item 4.



                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                                TABLE OF CONTENTS


PART I - Financial Information................................................1
      Item 1.  Financial Statements...........................................1
      Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
               AND RESULTS OF OPERATIONS.....................................12
                                                                             --
PART II        OTHER INFORMATION.............................................18
                                                                             --
      Item. 1   Legal Proceedings............................................18
                                                                             --
      Item 2 Changes in Securities...........................................19
                                                                             --
      Item 3.  Defaults on Senior Securities.................................20
                                                                             --
      Item 4.  Submission of Matters to a Vote of Shareholders...............21
                                                                             --
      Item 5.  Other Information.............................................22
                                                                             --
      Item 6.  Exhibits and Reports on Form 8-K..............................23
                                                                             --

Signatures...................................................................24
                                                                             --

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

              UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY



                                    CONTENTS
                                                                                                        PAGE
                                                                                                        ----

--         Unaudited Condensed Consolidated Balance Sheets,
             September 30, 2000 and December 31, 1999                                                      2


--         Unaudited Condensed Consolidated Statements of
             Operations, for the three and nine months ended
             September 30, 2000 and 1999                                                                   3

--         Unaudited Condensed Consolidated Statements of Cash
             Flows, for the nine months ended September 30, 2000
             and 1999                                                                                  4 - 5


--          Notes to Unaudited Condensed Consolidated
             Financial Statements                                                                     6 - 11

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   [Unaudited]

                                     ASSETS

                                                                                September 30,               December 31,
                                                                                     2000                        1999
                                                                                 ------------                ------------
CURRENT ASSETS:
    Cash in bank                                                                  $   129,155                $    42,488
    Accounts receivable                                                                96,402                     92,673
                                                                                 ------------                -----------
                  Total Current Assets                                                225,557                    135,161
                                                                                 ------------                -----------
PROPERTY & EQUIPMENT, NET                                                             198,921                     58,648
                                                                                 ------------                -----------
OTHER ASSETS:
    Goodwill, net                                                                     156,057                          -
    Certificate of deposit                                                            100,000                          -
    Related party receivable                                                            5,451                      5,000
    Deferred stock offering costs                                                           -                     64,375
    Deposits                                                                            2,738                      5,738
                                                                                 ------------                -----------
                  Total Other Assets                                                  264,246                     75,113
                                                                                 ------------                -----------
                                                                                  $   688,724                $   268,922
                                                                                 ============                ===========

                    LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
    Line of Credit                                                                $    33,762                $   201,872
    Accounts payable                                                                  250,338                    377,756
    Accounts payable - related party                                                   15,892                      9,448
    Accrued expenses                                                                  378,843                    326,279
    Advances from investors                                                           292,000                          -
    Lease payable - related party                                                      81,656                     62,712
    Notes payable - related party                                                     120,028                    113,093
    Notes payable                                                                           -                     30,827
                                                                                 ------------                -----------
                  Total Current Liabilities                                         1,172,519                  1,121,987

CONVERTIBLE DEBENTURE                                                                  50,000                    650,000
                                                                                 ------------                -----------
                  Total Liabilities                                                 1,222,519                  1,771,987
                                                                                 ------------                -----------

STOCKHOLDERS' (DEFICIT):
      Preferred stock, $.001 par value, 1,000,000
        shares authorized, no shares issued and
        outstanding                                                                         -                          -
      Common stock, $.001 par value, 50,000,000
        shares authorized, 8,709,514 and 6,629,675
        shares issued and outstanding, respectively                                     8,710                      6,630
      Capital in excess of par value                                                2,895,478                  1,190,144
      Accumulated deficit                                                          (3,437,903)                (2,699,839)
                                                                                 ------------                -----------
                  Total Stockholders' (Deficit)                                      (534,447)                (1,503,065)
                                                                                 ------------                -----------
                                                                                  $   688,724                $   268,922
                                                                                =============              =============

Note: The balance sheet at December 31, 1999 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   [Unaudited]

                                                                 For the Three                            For the Nine
                                                                  Months Ended                            Months Ended
                                                                  September 30,                           September 30,
                                                       --------------------------------        ----------------------------------
                                                            2000                 1999                2000                1999
                                                         ---------            ---------           ---------           ---------
NET SALES                                               $ 458,352            $ 259,258          $  908,323           $1,233,072
COST OF GOOD SOLD                                         408,324              353,178             737,477              863,932
                                                        ---------            ---------           ---------            ---------
      Gross Profit                                         50,028               93,920             170,876              369,140
                                                        ---------            ---------           ---------            ---------

EXPENSES:
      General and administrative                          295,909              278,974             896,134              793,226
      Selling expenses                                     15,496                  611              77,923               22,718
                                                        ---------            ---------           ---------            ---------
                  Total Expenses                         (311,407)             279,585             974,057              815,944
                                                        ---------            ---------           ---------            ---------
LOSS FROM OPERATIONS                                     (261,378)            (373,505)           (803,181)            (446,803)
                                                        ---------            ---------           ---------            ---------


OTHER INCOME (EXPENSE):
      Interest income                                       1,352                3,196               1,352                5,208
      Interest expense                                    (16,694)              10,579             (43,204)             (19,563)
                                                        ---------            ---------           ---------            ---------
                  Total Other Income (Expense)            (15,342)              13,775             (41,852)             (14,355)
                                                        ---------            ---------           ---------            ---------

LOSS BEFORE INCOME TAXES                                 (276,720)            (359,730)           (845,033)            (461,158)

CURRENT TAX EXPENSE                                             -                    -                   -                    -

DEFERRED TAX EXPENSE                                            -                    -                   -                    -
                                                        ---------            ---------           ---------            ---------
LOSS FROM OPERATIONS                                     (276,720)            (359,730)           (845,033)            (461,158)

EXTRAORDINARY ITEM, GAIN ON
      EXTINQUISHMENT OF DEBT                               12,799               99,368             106,889              129,036
                                                        ---------            ---------           ---------            ---------

NET LOSS                                              $  (263,921)        $   (260,362)        $  (738,144)          $ (332,122)
                                                        ---------            ---------           ---------            ---------

LOSS PER COMMON SHARE                                 $      (.03)        $       (.04)        $      (.09)          $     (.06)
                                                        ---------            ---------           ---------            ---------








The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [Unaudited]

                                                                                                For the Nine
                                                                                                Months Ended
                                                                                                September 30,
                                                                                       ---------------------------------
                                                                                            2000               1999
                                                                                       ------------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                                          $ (738,144)         $ (332,122)
      Adjustments to reconcile net income (loss)
        to net cash used by operating activities:
         Depreciation and amortization expense                                              43,350                   -
         Non cash expense                                                                        -                   -
         Gain on extingishment of debt                                                    (106,889)           (129,036)
         Changes in assets and liabilities:
             Decrease (increase) in accounts receivable                                        998              19,610
             Decrease in other receivables                                                  (5,178)            (54,739)
             (Decrease) in accounts payable                                                (89,665)           (125,208)
             Increase in accounts payable - related party                                   32,322              (7,576)
             Increase (decrease) in accrued expenses                                       113,352              62,588
                                                                                         ---------           ---------
                  Net Cash (Used) by Operating Activities                                 (747,854)           (566,483)
                                                                                         ---------           ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchase of property & equipment                                                    (167,119)           (13,605)
      Decrease in notes receivable                                                               -                  -
      Decrease in other assets                                                               3,000              1,009
      (Increase) in certificate of deposit                                                (100,000)                 -
                                                                                         ---------           ---------
                  Net Cash Provided (Used) by Investing Activities                        (264,119)           (12,596)
                                                                                         ---------           ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Issuance of common stock                                                             885,000            108,223
      Net increase (decrease) in lines of credit                                           (97,533)            (3,430)
      Increase in advances from investors                                                  292,000                  -
      Proceed from convertible debenture                                                    50,000            629,391
      Payments on notes payable - related party                                                  -                  -
      Payments on notes payable                                                            (30,827)                 -
                                                                                         ---------           ---------
                  Net Cash Provided by Financing Activities                              1,098,640            734,184
                                                                                         ---------           ---------
NET INCREASE IN CASH                                                                        86,667            155,105

CASH AT BEGINNING OF PERIOD                                                                 42,488              1,019
                                                                                         ---------           ---------
CASH AT END OF PERIOD                                                                   $  129,155          $ 156,124
                                                                                         ---------           ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the periods for:
        Interest                                                                        $        -          $       -
        Income taxes                                                                    $        -          $       -



                                   [Continued]

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   [Unaudited]

                                   [Continued]

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:
      For the nine months ended September 30, 2000:
         During March 2000, the Company recorded $174,561 of Goodwill relating to the Company's acquisition of Azore Acquisition, Inc. [See Notes 3 and 7].

         During February 2000, the Company converted $500,000 of convertible debentures to 683,523 shares of common stock.

         During May 2000, the Company converted $150,000 of convertible debentures to 212,532 shares of common stock.

      For the nine months ended September 30, 1999:
         During January 1999, the Company issued 12,000 shares of previously authorized but unissued common stock for services rendered valued at $9,000(or $.75 per share).

         During March 1999, the Company issued 13,333 shares of previously authorized but unissued common stock for services rendered valued at $10,000(or $.75 per share).


































The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      ORGANIZATION - Q Comm International, Inc. ("Q Comm" or the "Company") was organized on February 7, 1986 as Four Rivers Development, Inc. This name was changed on August 3, 1998 to Q Comm International Inc. in conjunction with the purchase of three operating companies. On March 20, 2000 the Company acquired 100% of Azore Acquisition, Inc. through the issuance of stock (See Note 3.). The Company is headquartered in Orem, Utah but provides telecommunication services to end users throughout the United States. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

      CONDENSED FINANCIAL STATEMENTS - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2000 and for all the periods presented have been made.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 1999 audited financial statements. The results of operations for the periods ended September 30, 2000 and 1999 are not necessarily indicative of the operating results for the full year

      REVENUE RECOGNITION - Revenue is recognized as services are performed.

      AMORTIZATION - Amortization of Goodwill is provided on the straight-line method over five years (See Note 3).

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

      ADVERTISING COSTS - Advertising and marketing costs are expensed as incurred. Advertising and market costs amounted to $17,352 and $45,829 for the periods ended September 30, 2000 and 1999, respectively.

      CONSOLIDATION - The consolidated financial statements include the accounts of the Company and it's wholly-owned subsidiary Q Comm, Inc. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

NOTE 2 - RECAPITALIZATION

      On August 3, 1998 the Company changed its name from Four Rivers Development, Inc. to Q Comm International, Inc. The Company also effected a 1 for 20 reverse stock split of its common stock, thereby reducing its shares outstanding from 10,987,724 to 549,387 shares. Also on August 3, 1998, the Company acquired the following three companies: Teleconnect, Inc. (TCI), a Utah corporation, was acquired through the issuance of 3,385,481 shares of the Company's common stock to the shareholders of TCI in exchange for all of the outstanding common stock of TCI; TCI was originally formed on January 28, 1993. Teleshare 900, Inc. (T900), a Utah corporation, was acquired through the issuance of 994,037 shares of the Company's common stock to the shareholders of T900 in exchange for all of the outstanding common stock of T900; T900 was originally formed on January 28, 1993. Q Comm International, Inc. (QCI), a Nevada corporation, was acquired through the issuance of 566,154 shares of the company's common stock to the shareholders of QCI for all outstanding stock of QCI; QCI was originally formed on December 5, 1997.

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

NOTE 3 - ACQUISITION

      On March 20, 2000, the Company acquired 100% of Azore Acquisition, Inc. (Azore) through the issuance of 100,000 shares of restricted common stock, valued at $1.76 per share, in exchange for all of the issued and outstanding common stock of Azore. Azore, a Nevada Corporation, was originally formed on December 13, 1999. The acquisition has been accounted for as a purchase and the excess of the purchase price over the fair market value of the assets on the date of acquisition has been recorded as goodwill, and is being amortized over 5 years. Amortization expense for the periods ended September 30, 2000 and 1999 was $18,504 and $0, respectively. Azore was afterwards merged into the Company and dissolved. Azore had no operations at the time of the merger.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY & EQUIPMENT

      The following is a summary of property and equipment, less accumulated depreciation, for the periods presented:


                                                                                        September 30,                December 31,
                                                                                             2000                         1999
                                                                                       ---------------              --------------
      Equipment                                                                          $   231,613                  $  64,494

      Less: Accumulated Deprecation                                                          (32,692)                    (5,846)
                                                                                       ---------------              --------------
                                                                                         $   198,921                  $  58,648
                                                                                       ===============              ==============

      Depreciation expense for the three months ended September 30, 2000 and 1999 was $26,846 and $0, respectively.

NOTE 5 - LINES OF CREDIT

      The Company has a line of credit with a bank, secured by equipment and a personal guarantee from an officer of the Company. The draw on the line was $33,762 at September 30, 2000. The interest rate is prime plus 2 percent, plus an additional 5 percent default rate due to noncompliance with the line of credit covenants (percent at September 30, 2000) with interest payments due monthly, and the principal due on demand. The lines of credit agreements contain various restrictive covenants. At various times during the period ended September 30, 2000, the Company was not in compliance with certain covenants and as a result, the bank has imposed a default interest rate on the lines of credit. During the nine months ended September 30, 2000 the Company settled the line of credit with a balance of $172,577 for approximately $102,000.

      During the nine months ended September 30, 2000, the Company obtained a $50,000 line of credit secured by a $50,000 certificate of deposit. The interest rate on the line of credit as of September 30, 2000 was 9.5%. As of September 30, 2000 there was $0 outstanding on the line of credit.

NOTE 6 - LONG-TERM OBLIGATION

      During 1999, the Company settled with a prior landlord certain disputed charges relating to a building lease during the year ended December 31, 1998. As a result of the settlement, the Company recorded a note payable to the landlord which had a balance of $0 as of September 30, 2000 and $30,827 as of December 31, 1999. Payments on the note commenced in October, 1999 with a payment of $5,685 and additional monthly payments of $3,083, expiring in November 2000. The note requires no interest payments as long as the Company remains current on the principal payments.

NOTE 7 - CAPITAL STOCK AND WARRANTS

      COMMON STOCK - On September 30, 2000, the Company issued 300,000 shares of common stock for cash at $.70 per share for a total proceed of $210,000.

      On August 4, 2000, the Company issued 162,162 shares of common stock for cash at $.925 per share for a total proceed of $150,000.

      On July 12, 2000, the Company issued 27,027 shares of common stock for cash at $.925 per share for a total proceed of $25,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - CAPITAL STOCK AND WARRANTS [CONTINUED]

      During May 2000, the Company converted 150,000 convertible debentures to 212,532 shares of common stock.

      On April 11, 2000, the Company issued 594,594 shares of common stock for cash at $.925 per share for a total proceed of $550,000.

      On March 20, 2000, the Company acquired 100% of Azore Acquisition, Inc. (Azore) through the issuance of 100,000 shares of restricted common stock in exchange for all of the issued and outstanding common stock of Azore [See Note 3]

      In February 2000, the Company converted $500,000 convertible debentures to 683,523 shares of common stock.

      During January 1999, the Company issued 12,000 shares of previously authorized by unissued common stock for services rendered valued at $9,000(or $.75 per share).

      During February 1999, the Company issued 45,631 shares of previously authorized but unissued common stock for cash of $34,223(or $.75 per share).

      During March 1999, the Company issued 13,333 shares of previously authorized but unissued common stock for services rendered valued at $10,000(or $.75 per share).

      WARRANTS - The Company's board of directors has the authority to grant stock warrants to employees, officers and certain non-employees. These warrants are considered nonqualified for income tax purposes. As of September 30, 2000, the Company has granted warrants to purchase 49,445 shares of the Company's common stock at $1.00 per share. The warrants vest immediately upon grant and have a weighted-average remaining contractual life of 4.0 years.

NOTE 8 - INCOME TAXES

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2000, an operating loss carryforward of approximately $3,400,000 which may be applied against future taxable income and which expires in various year through 2020.

      The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,156,000 as of September 30, 2000, with an offsetting valuation allowance at September 30, 2000 of the same amount. The change in the valuation allowance for the period ended September 30, 2000 is approximately $239,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONVERTIBLE DEBENTURE

      The following is a summary of convertible debentures as of September 30, 2000 and December 31, 1999:

                                                                                                September 30,        December 31,
                                                                                                     2000               1999
                                                                                                ---------------    --------------
      2% unsecured note payable to a shareholder
        Due May 15, 2004 convertible at 65% of Market                                           $         -           $   650,000
      12.5% unsecured note payable to a shareholder
        Due July 6, 2001 convertible at $.92 per share                                          $    50,000           $

      During the year ended December 31, 1999, the Company recorded $227,500 for the beneficial conversion feature, which amount was charged to interest expense.

      In February 2000, the Company converted $500,000 of convertible debentures to 683,523 shares of common stock.

      In May 2000, the Company converted $150,000 of convertible debentures to 212,532 shares of common stock.

NOTE 10 - EARNINGS (LOSS) PER SHARE

      The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:


                                                                         For the Three                       For the Nine
                                                                         Months Ended                        Months Ended
                                                                         September 30,                       September 30,

                                                                 -------------------------         ----------------------------
                                                                     2000            1999             2000               1999
                                                                 -----------      -----------      -----------      -----------
      Earnings (loss) from continuing operations
        available to common shareholders
        (numerator)                                           $     (263,921)  $     (260,362)  $     (738,144)    $  (332,122)
                                                                 -----------      -----------      -----------      -----------
      Weighted average number of common
        shares outstanding during the period
        used in loss per share  (denominator)                      8,344,297        6,101,933        7,792,446        5,945,241
                                                                 -----------      -----------      -----------      -----------

      At September 30, 2000, the Company had warrants outstanding to purchase 49,445 shares of common stock, which were not used in the loss per share computation because their effect would be anti-dilutive.

NOTE 11 - RELATED PARTY TRANSACTIONS

      Related party payables consisted of $111,901 to the Company's CEO and $105,675 to entities owned by the Company's CEO.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - GOING CONCERN

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company at September 30, 2000 has current liabilities in excess of current assets of $946,962 and has incurred significant losses in recent years resulting in an accumulated deficit of $3,437,903. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans and/or through additional sales of its common stock. The Company is also proposing to refinance certain current liabilities. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

       The following is a discussion of certain factors affecting Q Comm's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Company's consolidated financial statements and related notes that are included herein.

CAUTIONARY STATEMENTS FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995.

       The statements contained in the section captioned Management's Discussion and Analysis of Financial Condition and Results of Operations which are historical are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements represent the Company's present expectations or beliefs concerning future events. The Company cautions that such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the uncertainty as to the Company's future profitability; the uncertainty as to the demand for prepaid telephone services; increasing competition in the telecommunications market; the Company's ability to hire, train and retain sufficient qualified personnel; the Company's ability to obtain financing on acceptable terms to finance its growth strategy; and the Company's ability to develop and implement operational and financial systems to manage its growth.

OVERVIEW

       Q Comm International, Inc. ("Q Comm" or the "Company"), a Utah corporation, is a growing national telecommunications service provider specializing in the sale and distribution of various prepaid telecommunications products including prepaid calling cards, prepaid wireless service and prepaid home dialtone phone services throughout the United States. The Company dispenses its products through Qxpress(TM), a total management system that allows retailers to (i) instantly provide any prepaid telecommunications service at the point of purchase on demand and thus minimize shelf space requirements; (ii) print flexible sales reports, and (iii) eliminate expensive inventory, and prevent theft and fraud. The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol QCCM.

       The Company's revenues originate from the sale of prepaid calling cards. wireless services and prepaid home dialtone services and from service fees associated with the Qxpress(TM) point of sale activation system ("Qxpress(TM) System"), which fees are charged when weekly sales quotas have not reached the minimum amount set by Q Comm. Other revenues include renewal fees of master agent resellers and miscellaneous income. While Q Comm offers several prepaid telecommunication products, the Company believes that its future business will be primarily in the prepaid wireless market.

       During the past year and in response to changes in the prepaid telecommunications marketplace, Q Comm has focused its resources on changing its strategic direction to a business-to-business prepaid telecommunications business, while completely eliminating any marketing efforts to recruit master agents. Under the master agent reseller program, the resellers paid the licensing fees for the rights to resell Q Comm's phone card products and for the Company's support in its resale efforts. The Company determined that the master agent reseller program, consisting mostly of small office/home office ("SOHO") type resellers, was not producing reliable revenue streams nor did it effectively serve retail distribution channels where market growth was expanding rapidly. In order to take advantage of the current and projected growth of retail distribution and to achieve predictable revenues, the Company changed its distribution methodology from a business to consumer model in which sales were executed by small master agent resellers who sold directly to consumers to a business to business model wherein large independent telecommunications brokers and wholesale food distributors marketed the Company's products to a variety of retailers with whom they had pre-existing relationships. With its new business to business model in place, Q Comm uses its own sales force to recruit, train and support the independent telecommunications brokers and wholesale food distributors that market Q Comm's products.

       The Company's objective is to be one of the leading prepaid telecommunications companies in the United States. To achieve this, it will be necessary for Q Comm to expand the size of its revenues through direct as well as third-party sales, to acquire small regional companies, and to continue to generate revenue through multiple revenue streams. The Company also needs to capitalize on its early marketing success by continuing to expand the current distribution channels and to maintain its focus on emerging technology while continuing to retain its high level of expertise in this industry. The Company intends to introduce many more innovative product solutions to the prepaid telecommunication market by exploiting leading technologies and creating leading-edge, customized solutions for emerging customer segments.

       International opportunities are also emerging for the Company in the telecommunications industry. Overseas deregulation of telecommunications provides Q Comm with an unprecedented opportunity to develop joint ventures for the marketing of prepaid telecommunications systems.

       The key to the Company's future success lies in its ability to continue to provide premier prepaid telecommunications products, enhance its point-of-sale activation system (Qxpress(TM)) and execute its strategy of acquisition and broker/wholesaler network expansion. The Company expects that total retail locations used for distribution of its products will reach 7,800 by the end of the year 2001.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999.

REVENUES

       Q Comm generates and recognizes revenues under the category entitled "telecommunications" which includes prepaid wireless services, prepaid calling cards, prepaid home dialtone services, renewal fees of those master sales agents who have maintained their licensing agreements with the Company under the Qxpress(TM) system, and other sales and miscellaneous income.

       During the nine months ending September 30, 2000, Q Comm's net sales were $908,323 as compared to $1,233,072 during the same period in 1999. The decrease during the period was primarily attributable to the Company's aggressive change in the manner in which it distributes its products. In response to distribution trends in the prepaid marketplace, namely the rapid increase in retail distribution, Q Comm determined that the master agent reseller program, consisting mostly of small office/home office (SOHO) type resellers, was not producing reliable revenue streams nor did it effectively serve retail distribution channels where market growth was expanding rapidly. In order to take advantage of the current and projected growth in retail distribution and to achieve predictable revenues, the Company changed its distribution methodology from a business to consumer model, in which sales were effected by small master agent resellers selling directly to consumers, to a business to business model, in which large independent telecommunications brokers and wholesale food distributors marketed Q Comm's products to a large number of retailers with whom they had pre-existing relationships. The Company believes that targeting retail environments through large business-to-business oriented independent telecommunications brokers and food wholesalers will ultimately result in significantly higher and more stable net sales and overall profitability.

       During the three months ending September 30, 2000, Q Comm's net sales increased 76.8% to $458,852 from $259,258 for the comparable period in 1999. The Company attributes this increase to the change in the manner in which the Company's products are marketed with greater reach through the use of a large wholesale and distribution network implementation.

COST OF GOODS SOLD

       The Company's Cost of Goods Sold decreased to $737,477 from $863,932 or 14.6% for the nine months ended September 30, 2000 as compared with the nine months ended September 30, 1999. The reduction in the cost of goods sold during this period is associated with the discontinuation of marketing the master agent reseller program as the Company responds to changes in the marketplace and continues to implement its national business-to-business distribution strategy.

       The Company's Cost of Goods Sold increased to $408,324 from $353,178 or approximately 35.5% for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. This increase is commensurate with the Company's increase in net sales during the period.

GENERAL AND ADMINISTRATIVE EXPENSES

       Although the Company experienced a reduction in revenue of 26.3%, sales are now starting to increase as the Company's new sales and distribution methodology strategy is being implemented. General and Administrative Expenses increased from $896,134 from $793,226 an increase of approximately 4.1%. In general, this increase primarily was the direct result of the Company having put in place a new management team whose mission it was to develop and implement a new distribution network.

       The Company's General and Administrative Expenses were $295,909 for the three month period ended September 30, 2000 as compared to $278,074 during the comparable period in 1999, an increase of approximately 6%. This $17,835 increase in general and administrative expense is primarily the result of the Company's new marketing strategy and business plan.

SELLING EXPENSES

       For the nine months ended September 30, 2000 as compared with September 30, 1999, Selling Expenses increased approximately 243% to $77,923 from $22,718. The increase in selling expenses was due to the Company's continued development and implementation of various new products, the development and printing of point-of-sale materials, and the sales efforts associated with building a new independent telecommunications and food wholesaler network for the selling and distribution of the Company's products.

       For the three months ended September 30, 2000 as compared with the three months ended September 30, 1999, Selling Expenses increased $14,493 from $611. This increase was due to the Company's new product development, the continued development of the point-of-sale System (Qxpress(TM)) and the marketing efforts associated with developing a new distribution methodology.

INCOME (LOSS) FROM OPERATIONS

       The Company had a loss from operations of ($803,181) for the nine months ended September 30, 2000 as compared with loss of ($446,803) for the nine months ended September 30, 1999. This loss was primarily attributable to the Company's change in strategic direction and the costs associated with this change in strategy. The Company expects its investment in an expanded distribution network to result in significantly higher revenues in the future.

       The Company had a loss from operations of ($261,378) for the three months ended September 30, 2000 as compared with a loss of ($373,505) for the three months ended September 30,1999. This loss was primarily attributable to the Company's previously noted change in strategic direction and the costs associated with the Company's change from a business to consumer model to a national business-to-business distribution model.

TOTAL OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEMS

       The Company experienced a gain on extinguishment of debt of $106,889 for the nine months ended September 30, 2000 as compared with $129,036 for the nine months ended September 30, 1999. Interest expense for the nine months ended September 30, 2000 was $43,204 as compared with $19,563 during the comparable period of 1999. When the interest expense is combined with the gain on extinguishment of debt for the first nine months the combined total was $63,685 for the period ended September 30, 2000 as compared with $109,473 for the nine months ended September 30, 1999. This reflects a decrease of approximately 41.8%. This decrease was attributable primarily to the decrease in the extinguishment of debt category.

       Likewise the Company experienced a gain on extinguishment of debt of $12,799 for the three months ended September 30, 2000 as compared with $99,368 for the three months ended September 30, 1999. When the interest expense is combined with the gain and Extraordinary Items on extinguishment of debt for the three months, the total other income expense was ($3,895) for the period ended September 30, 2000 as compared with $131,143 for the three months ended September 30, 1999. This reflects a decrease of more than 100%.

NET INCOME (LOSS) BEFORE INCOME TAXES

       For the nine months ended September 30, 2000 the Company had a Loss Before Income Taxes and Extraordinary Items of ($845,033) as compared with ($461,158) for the nine months ended September 30,1999. This decrease in net income before income taxes is largely attributable to the Company's change in the method of sales and distribution of its product. Historically, the Company used a master agent reseller program to sell its prepaid telecommunications products to consumers. The resellers paid licensing fees in order to license the rights to distribute the Company's phone products. Although the Company realized that these licensing revenues would disappear, the Company responded to changes in the prepaid telecommunication marketplace in order to position itself to significantly improve financial results through large independent telecommunication brokers and food wholesalers targeting retail distribution environments. This resulted in what the Company believes to be a short-term loss in revenue and net income in exchange for a much larger revenue base and profitability in the foreseeable future.

       For the nine months ended September 30, 2000 the Company had a Loss Before Income Taxes and Extraordinary Items of ($276,720) as compared with ($359,730) for the three months ended June 30,1999. This decrease of ($83,010) in the year to date comparison in net income before income taxes is largely attributable to the Company's change in the method of sales and distribution of its product.

LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowing. The Company currently has a line of credit with a bank, secured by equipment and a personal guarantee from an officer of the Company. The draw on the line was $33,762 at September 30, 2000. The interest rate is prime plus 2 percent, plus an additional 5 percent default rate due to noncompliance with the line of credit covenants (14.75% at September 30, 2000) with interest payments due monthly, and the principal due on demand. At various times during the period ended September 30, 2000, the Company was not in compliance with certain covenants prompting the bank to impose a default interest rate on the lines of credit. During the six months ended September 30, 2000, the Company settled the line of credit with a balance of $172,577 for approximately $102,000.

       As of September 30, 2000, the Company had a working capital deficit of approximately ($973,598) as compared with ($986,826), for the year ended December, 1999. The increase in working capital was due primarily to a decrease in the cost of goods sold.

       The Company currently anticipates existing sources of liquidity and cash generated from operations to be sufficient to satisfy its cash needs through the next six months. To make future acquisitions or for other forthcoming similar expenses, the Company may seek to increase the amount of its one remaining credit facility or issue corporate debt or equity securities. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent.


       The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing of its telecommunications products. No assurance can be given that the Company will be successful in obtaining any additional credit facilities or in generating sufficient capital from the sale of its securities to adequately fund its liquidity needs.

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

ITEM. 1                      LEGAL PROCEEDINGS

       Q Comm International, Inc. is not a party to any litigation.

Item 2 Changes in Securities
           See Changes in Financial Statements

Item 3.  Defaults on Senior Securities
                 None

Item 4.          Submission of Matters to a Vote of Shareholders
           None

Item 5.  Other Information
       None

Item 6.  Exhibits and Reports on Form 8-K

Exhibits

3.1 Plan of Merger by and between Q Comm International Inc. and Azore Acquisition Corporation is hereby incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 20, 2000 to report the acquisition by Q Comm of Azore Acquisition Corporation, a Nevada corporation ("Azore"), as a wholly owned subsidiary through a stock for stock exchange.

3.2 The Articles of incorporation of Q Comm International Inc. are incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 20, 2000 to report the acquisition by Q Comm of Azore Acquisition Corporation, a Nevada corporation ("Azore"), as a wholly owned subsidiary through a stock for stock exchange.

3.3 The Bylaws of Q Comm International are incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 20, 2000 to report the acquisition by Q Comm of Azore Acquisition Corporation, a Nevada corporation ("Azore"), as a wholly owned subsidiary through a stock for stock exchange.

3.4 The description of the Company's securities and the rights of shareholders is incorporated by reference to the Form S-8 filed on June 12, 2000.

23.1 The consent of Bondy & Schloss LLP is incorporated by reference to the Form S-8 filed on June 1, 2000.

23.2 The consent of Pritchet, Siler & Hardy is incorporated by reference to the Form S-8 filed on June 11, 2000.

The following Exhibits are being filed:

27     Financial Data Schedule.

                                   Signatures

       In accordance with Section 13 or 15 (d) of the Exchange Act, the Company duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  Q Comm International, Inc.

Date November 14, 2000
                                                  By /s/ Paul C. Hickey
                                                    ----------------------------
                                                        Paul C. Hickey
                                                        Chief Executive Officer


       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Q Comm International, Inc.


Signature                      Position                       Date

By /s/ Paul C. Hickey
  ------------------------     Chief Executive Officer        November 14, 2000
Paul C. Hickey


By /s/ Stephen C. Flaherty
  ------------------------     Acting Chief Financial         November 14, 2000
Stephen C. Flaherty            Officer