Form 10KSB
period 2000-12-31
Q COMM INTERNATIONAL INC
filed 2001-03-28
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB



     Annual Report Under Section 13 or 15(d) of the Securities Exchange Act
              of 1934, for the fiscal year ended December 31, 2000.
                                                 ------------------



                          Q Comm International, Inc.
                         -----------------------------
                         Name of Small Business Issuer


                                      Utah
                  --------------------------------------------
                  State or Other Jurisdiction of Incorporation


                                   88-4058493
                        -------------------------------
                        IRS Employer Identification No.



                      1145 South 1680 West, Orem, UT 84058
                    ----------------------------------------
                     Address of Principal Executive Offices


                                 (801) 226-4222
                 ----------------------------------------------
                 Issuer's Telephone Number, Including Area Code


       Securities registered under Section 12(b) of the Exchange Act: None


         Securities registered under Section 12(g) of the Exchange Act:
              Common Stock, par value $.001 NASD OTC Bulletin Board



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were: $1,713,583
                                                        ----------

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 15, 2001, is: $ 3,132,184
                            -----------

The number of shares outstanding of Registrant's common stock, as of March 15, 2001, is: 9,627,988
          ---------

Part I.

Item 1.  Description of the Business

     (A) Business Development. The Registrant was organized under the laws of the State of Utah as Four Rivers Development, Inc. on February 7, 1986. The Registrant changed its name to Q Comm International, Inc. on August 3, 1998, in conjunction with the purchase of three operating companies. These operating companies were: Teleconnect, Inc., a Utah corporation, Teleshare 900, Inc., a Utah corporation, and Q Comm International, Inc., a Nevada corporation. Each of these operating companies were merged to form QCMERCO, Inc., which was subsequently renamed Q Comm, Inc., which is a wholly owned subsidiary of Registrant incorporated under the laws of the State of Utah, and which is the operating entity of Registrant; there are no operations recorded at the parent level (i.e., Registrant). On March 20, 2000, Registrant acquired 100% of Azore Acquisition, Inc., a corporation organized under the laws of the State of Nevada. Azore was afterwards merged into Registrant and dissolved. Azore had no operations at the time of the merger.

     (B) Business of the Issuer.

Principal  Products  or  Services  and  Their  Markets.
-------------------------------------------------------
Registrant is a telecommunications service provider which specializes in the sale and distribution of prepaid telecommunications products, including prepaid calling cards, prepaid wireless service, and prepaid home dialtone phone services throughout the United States. Registrant primarily distributes its products through the Qxpress (TM) point of sale activation system, which delivers electronic personal identification numbers (PINs) to consumers. The Qxpress system also generates service fees, when weekly sales quotas of products and services have not reached minimum amounts set by the Registrant. Revenues are also generated from the sale of printed prepaid wireless cards. Historically, Registrant also generated income from renewal fees of master agent resellers, which will decline as a result of changes in the ways Registrant distributes its products and services (see Distribution Methods of the Products or Services, below). Registrant believes that its principal business in the future will be in the prepaid wireless market, and providing point of sale solutions to wireless carriers.


Distribution  Methods  of the  Products  or  Services.
------------------------------------------------------
Prior to the first quarter of 2000, the Registrant had relied principally on master agent reseller programs to distribute its products and services. Under this program, the resellers paid the licensing fees for the rights to resell Registrant's phone card products, and for the Registrant's support in its resale efforts. Many of these master agents consisted of small office/home office type resellers. Registrant, during 1999, determined that the master agent reseller program was neither producing reliable revenue streams, nor served effectively retail distribution channels, where market growth was expanding rapidly. In order to take advantage of the current and projected growth of retail distribution, and to achieve predictable revenues, the Registrant changed its distribution methodology, from a business to consumer model represented by the master agent reseller program, to a business-to-business model, wherein large, independent telecommunications brokers and wholesale food distributors marketed the Registrant's products to a variety of retailers with whom they had pre-existing relationships. Registrant now uses its own sales force to recruit, train and support the independent telecommunications brokers and wholesale food distributors that now market the Registrant's products. The Qxpress (TM) point of sale system is one of the Registrant's principal means of distributing its products at these retail locations. The Qxpress (TM) terminal looks similar to a credit card swipe terminal, connects to a standard phone line, and downloads a personal identification number (PIN) which is then printed on a blank card with an 800 number and simple activation instructions. Since the Qxpress (TM) system produces cards on demand, Registrant believes that the system allows retailers to instantly provide a wide variety of products at the point of purchase, and thus minimize shelf space requirements, eliminate expensive inventory, and prevent theft and fraud. The system also allows for prices of the Registrant's products to be changed rapidly.

     The master agent reseller program has not been further developed by the Registrant during 2000; however, any existing relationships with these resellers will be honored until expiration.

Status  of Any  Publicly  Announced  New  Product  or  Service.
--------------------------------------------------------------
While the Registrant has not introduced any new products or services since the change in marketing strategy discussed above, Registrant is conducting research relating to new products in the telecommunications markets, including targeting emerging customer segments as part of its marketing research.

Competitive  Business Conditions and Registrant's  Competitive  Position in
---------------------------------------------------------------------------
the  Industry and Methods of  Competition.
------------------------------------------
Generally speaking, the market for prepaid telecommunications services is highly competitive, and is marked by a highly fragmented market, consisting of many small, mid-sized and large providers. The basis for competition in such an industry is the ability of a provider to provide the prepaid telecommunications services at a competitive price and with a high level of quality, and marketing such services at as many points of sale as possible. Registrant does not believe that the business is subject to any seasonal trends. While Registrant believes that it is able to compete on the basis of the quality and price of its products and services (in particular, the advantages of its Qxpress (TM) system, which are described above under the caption Distribution Methods of the Products or Services), certain of its competitors (such as AT&T Corp., Sprint and
MCI-Worldcom) have substantially greater resources, which enable such competitors to establish a stronger competitive position than the Registrant, in part through greater marketing opportunities. This is particularly true in light of the Registrant's liquidity and capital resources, which are discussed below under the caption Management's Discussion and Analysis - Liquidity and Capital Resources. In addition, the barriers to entry are not substantial, and increased competition could result in reduced operating margins for Registrant, as well as a loss of market share and brand recognition. The ability of the Registrant to compete will depend not only on financial conditions, but its related ability to form strategic alliances and joint ventures with third-party telecommunications service providers. There can be no assurances that Registrant will be able to compete successfully in the telecommunications marketplace, and a failure to so successfully compete could have a material adverse effect on Registrant's revenue growth and earnings.

Sources  and  Availability  of Raw  Materials  and the  Names of  Principal
---------------------------------------------------------------------------
Suppliers.
----------

The Registrant purchases electronic PINs from a variety of long distance, wireless and home dialtone providers. Printed prepaid wireless cards are also a significant source of revenue for Registrant. The principal providers of such products include Verizon Wireless Distribution, Telefyne Incorporated, Hargray Wireless, and Carolina Phone Wireless. The Qxpress (TM) terminals utilized by Registrant are manufactured by LDC Direct.


Dependence On One or a Few Major  Customers.
--------------------------------------------
The Registrant had sales of approximately $650,000 during fiscal year 2000 with Carolina Phone Wireless, which represented approximately 39% of its revenues for the year. The Registrant also had sales of approximately $200,000 from a contract with Cell Cards of Illinois, which represented approximately 13% of its revenues for the year. No other customer accounted for more than 10% of the Registrant's revenues.


Patents, Trademarks,  Licenses, Franchises,  Concessions, Royalty Agreement
---------------------------------------------------------------------------
or Labor Contracts, Including Duration.
--------------------------------------
Registrants has no intellectual property of significance, other than its unregistered trademarks for its corporate logo and its Qxpress system, nor does it have any significant licenses, franchises, concessions, royalty agreements or labor contracts.


Need for Governmental Approval of Principal Products or Services.
----------------------------------------------------------------
There are no governmental approvals related to Registrant's products or services.


Effect of Existing or Probable  Governmental  Regulations  on the Business.
---------------------------------------------------------------------------
There are no significant governmental regulations, either existing or probable, that have an effect on Registrant's business.


Estimate  of  the  Amount   Spent  During Each of the Last Two Fiscal  Years on
--------------------------------------------------------------------------------
Research  and  Development  Activities,  and  Extent to Which  Same Are Borne By
--------------------------------------------------------------------------------
Customers.
---------
In fiscal year 2000, Registrant spent approximately $10,000 on research and development activities, as opposed to no amount that could be identified during fiscal year 1999. None of the costs of these activities have been borne by customers.


Costs and Effects of Compliance with Federal, State and Local Environmental
---------------------------------------------------------------------------
Laws.
----
There are no significant costs and/or effects of compliance with federal, state and local environmental laws on Registrant's business.


Number of Total Employees and Number of Full Time Employees.
-----------------------------------------------------------
As of December 31, 2000, Registrant had 17 total employees, of which 16 were full-time employees.


Item 2.  Description of the Property

     The principal  plants and other  property of the Registrant are located at:
Orem, Utah. The Registrant leases 6,546 sq. ft. of space at 1145 South 1680 West, Orem, Utah from Highland Ranch, Inc., pursuant to a lease agreement dated as of November 22, 1999. The property consists of two floors of offices, of 1,546 sq. ft. apiece, and 3,454 sq. ft. of warehouse space. The base monthly rental during calendar 2001 is $3,190. The term of the lease is for two years, and expires on December 31, 2001, with an option on the part of Registrant to renew for two additional years, at rents which would increase to $3,305 per month. Registrant believes it is likely to exercise such option. (Reference is made to Item 13 of this Form 10-KSB for information regarding such lease agreement, which has been previously filed by Registrant.)

     Item 3.  Legal Proceedings

     As of December 31, 2000, and as of March 15, 2001, the Registrant is not a party to any legal proceedings, except as set forth below.


     On October 10, 2000, First Security Bank, N.A. filed suit in the Fourth Judicial District Court of Utah County, claiming breach of a Merchant Agreement contract between First Security and the Registrant. The complaint relates to charge-backs of customer credit card purchases, which resulted in overdrafts of Registrant's merchant account with First Security. Registrant believes First Security honored charge-backs inappropriately, based on the terms and conditions of the customers' credit card agreements. First Security claims $175,477 in damages. Registrant has recorded a contingent liability in connection with this matter, and believes the resolution of this suit will not have a material impact on the financial condition or results of operations of the Registrant.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to the shareholders of the Registrant during the fourth quarter of the fiscal year ended December 31, 2000.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market  Information.
-------------------
The principal market on which the Registrant's Common Stock is traded is the OTC Bulletin Board. The ticker symbol for Registrant's Common Stock is QCCM.OB. The following table sets forth the range of high and low bid information for Registrant's Common Stock since the quarter ended March 31, 2000. This information was obtained from quotes provided on the quote service maintained by the Yahoo! Internet site. As these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail markup, markdowns, or commissions, and may not represent actual transactions.

For the quarter ended:                      High      Low

June 30, 2000                               $2.12    $0.96
September 30, 2000                          $1.34    $0.53
December 31, 2000                           $0.81    $0.25
March 31, 2001 (through 3/15/01)            $0.65    $0.25

Holders.
--------
The approximate number of holders of record of the Registrant's common stock, as of March 15, 2001, is 320.

Dividends.
---------
Historically, no dividends have been paid on the Registrant's common stock, and Registrant does not foresee paying any dividends on its common stock, owing to its accumulated equity deficit and lack of profitability.

     The following narrative describes the sales of unregistered securities between January 1, 2000 and February 28, 2001:

     Common stock was issued for services rendered in the following amounts and prices per share, on the following dates:

          77,358 shares, at $0.27-0.28 per share, for $21,660, December 2000
          15,000 shares, at $0.28 per share, for $4,218, February 2001 25,000 shares, at $0.39 per share, for $9,719, February 2001 225,000 shares, at $0.28 per share, for $63,000, February 2001 16,000 shares, at $0.31 per share, for $4,992, February 2001

The nature of the services provided were legal services, consulting services, and fees in connection with a loan.

     Between February and May, 2000, the Registrant issued an aggregate of 896,055 shares, at prices ranging from $0.70 to $1.00, in connection with the conversion of $650,000 of its debentures, together with accrued interest thereon of $10,788.


     In March, 2000, Registrant issued 100,000 shares, at a price per share of $1.76, in connection with the acquisition of Azore Acquisition, Inc., described in Part I, Item 1 above.

     Common stock was issued for cash in the following amounts and prices per share, on the following dates:

          594,595 shares, at $0.93 per share, for $550,000, April 2000
          27,027 shares, at $0.93 per share, for $25,000, July 2000
          162,162 shares, at $0.93 per share, for $150,000, August 2000
          300,000 shares, at $0.70 per share, for $210,000, September 2000 133,333 shares, at $0.30 per share, for $40,000, February 2001

     All of the transactions set forth above involved transactions under Rule 144 promulgated under the Securities Act of 1933, with the exception of the first three sales described as sales for cash, above, which were offshore transactions under Regulation S promulgated under the Securities Act of 1933, and the September, 2000 sale of 300,000 shares, which was registered on Form S-8, but is included here for completeness.

Item 6.  Management's Discussion and Analysis or Plan of Operation

The following is a discussion of certain factors affecting Q Comm's results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Company's consolidated financial statements and related notes that are included herein under Item 7 below.

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

OVERVIEW

Q Comm International, Inc. ("Q Comm" or the "Company"), a Utah corporation, is a growing national telecommunications service provider specializing in the sale and distribution of various prepaid telecommunications products including prepaid calling cards, prepaid wireless service and prepaid home dialtone phone services throughout the United States. The Company dispenses its products through Qxpress (tm), a total management system that allows retailers to (i) instantly provide any prepaid telecommunications service at the point of purchase on demand and thus minimize shelf space requirements; (ii) print flexible sales reports, and (iii) eliminate expensive inventory, and prevent theft and fraud. The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol QCCM.OB

The Company's revenues originate from the sale of prepaid calling cards, wireless services and prepaid home dialtone through the Qxpress (tm) point of sale activation system and from service fees associated with the Qxpress (tm) system, which are charged when weekly sales quotas have not reached the minimum amount set by Q Comm. The Company also generates revenues from the sale of printed prepaid wireless phone cards. Other revenues include interest and miscellaneous income. While Q Comm offers several prepaid telecommunication products, the Company believes that its future business will be primarily in the prepaid wireless market and providing point of sale solutions to wireless carriers.

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

The Company's objective is to be one of the leading prepaid telecommunications companies in the United States. To achieve this, it will be necessary for Q Comm to expand the size of its revenues through direct as well as third party sales, to acquire small regional companies, and to continue to generate revenue through multiple revenue streams. The Company also needs to capitalize on its early marketing success by continuing to expand the current distribution channels and to maintain its focus on emerging technology while continuing to retain its high level of expertise in this industry. The Company intends to introduce many more innovative product solutions to the prepaid telecommunication market by exploiting leading technologies and creating leading-edge, customized solutions for emerging customer segments.


International opportunities are also emerging for the Company in the telecommunications industry. Overseas deregulation of telecommunications provides Q Comm with an unprecedented opportunity to develop joint ventures for the marketing of prepaid telecommunications systems.

The key to the Company's future success lies in its ability to continue to provide premier prepaid telecommunications products, enhance its point of sale activation system (Qxpress (tm)), execute its strategy of acquisition and broker/wholesaler network expansion, and obtain funding needed to carry out these objectives.

RESULTS OF OPERATION FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999.

REVENUES

Q Comm generates and recognizes revenues under the category entitled "telecommunications" which includes prepaid wireless services, prepaid calling cards, prepaid home dialtone services, renewal fees of those master sales agents who have maintained their licensing agreements with the Company, and other sales and miscellaneous income. During the year ended December 31, 2000, Q Comm's net sales were $1,713,583 as compared to $1,120,536 during 1999, representing an increase of $593,047 (52.9%). The increase during the year was primarily attributable to the Company's aggressive change in the manner in which it distributes its products. In response to distribution trends in the prepaid marketplace, namely the rapid increase in retail distribution, Q Comm determined that the master agent reseller program, consisting mostly of small office/home office (SOHO) type resellers, was not producing reliable revenue streams nor did it effectively serve retail distribution channels where market growth was expanding rapidly. In order to take advantage of the current and projected growth in retail distribution and to achieve predictable revenues, the Company changed its distribution methodology from a business to consumer model, in which sales were effected by small master agent resellers selling directly to consumers, to a business to business model, in which large independent telecommunications brokers and wholesale food distributors marketed Q Comm's products to a large number of retailers with whom they had pre-existing relationships. The Company believes that targeting retail environments through large business-to-business oriented independent telecommunications brokers and food wholesalers will ultimately result in significantly higher and more stable net sales and overall profitability. This change in strategy has resulted in increasing revenues throughout the year ended December 31, 2000. During the fourth quarter ending December 31, 2000, Q Comm's net sales increased 75.7% to $805,260 from $458,352 for the third quarter in 2000. The Company attributes this increase to the positive effects from the change in the manner in which the Company's products are marketed, with greater reach through the use of a large wholesale and distribution network implementation.

COST OF GOODS SOLD

The Company's Cost of Goods Sold increased to $1,322,867 from $816,262 or 62.1% for the year ended December 31, 2000 as compared with 1999. The increase in the cost of goods sold during this period is principally associated with the increase in revenues. Additionally, the Company's direct cost structure has changed somewhat as a result of the discontinuation of marketing the master agent reseller program as noted above. The Company believes there are many advantages in terms of controlling costs in its current business model, which is focused on purchasing electronic PINs for distribution through its Qxpress (tm) terminals, such as no inventory costs, minimal distribution costs, and immediate payment for product sales. These advantages favorably impact both cost of goods sold and operating expenses.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2000 increased to $1,420,033 from $1,266,963 during 1999, or an increase of $153,070 (12.1%). In general, this increase primarily was the direct result of the Company having put in place a new management team and sales personnel whose mission it was to develop and implement a new distribution network. For the year ended December 31, 2000 as compared with 1999, selling expenses increased $121,732 (102.6%). The increase was due to the Company's continued development and implementation of various new products, the development and printing of point of sale materials, and the sales efforts associated with building a new independent telecommunications and food wholesaler network for the selling and distribution of the Company's products. General and Administrative expenses increased $31,338 (2.7%) from 1999 to 2000. This relatively modest increase reflects the Company's efforts to control indirect costs as well as the advantages of its current business model as noted above.

LOSS FROM OPERATIONS

The Company had a loss from operations of $1,029,317 for the year ended December 31, 2000 as compared with a loss of $962,689 for the year ended December 31, 1999. This loss was primarily attributable to the Company's change in strategic direction and the costs associated with this change in strategy. The Company expects its investment in an expanded distribution network to result in significantly higher revenues in the future, with resulting improvement in results from operations.

TOTAL OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEMS

The Company experienced a gain on extinguishment of debt of $156,049 for the year ended December 31, 2000 as compared with $164,112 for 1999. Other income was relatively flat from 1999 to 2000 ($8,640 versus $11,892, respectively), while other expense decreased $281,132, from $405,238 for 1999 compared to $124,106 for 2000. Most of the decline is due to a non-recurring expense of $227,500 recorded in 1999 for the beneficial conversion feature of a convertible debenture.

NET LOSS

For the year ended December 31, 2000, the Company had a loss before income taxes of $985,482 as compared with $1,195,175 for 1999. As previously noted, the Company changed its method of sales and distribution of its product during 2000. This resulted in what the Company believes to be a short-term loss in revenue and net income in the earlier part of 2000 in exchange for a much larger revenue base and profitability in the foreseeable future.


The Company has available at December 31, 2000, operating loss carryforwards of approximately $3,650,000, which may be applied against future taxable income in years through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,250,000 as of December 31, 2000, with an offsetting valuation allowance at December 31, 2000 of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, convertible debentures, and notes payable. As of December 31, 2000, the Company had a working capital deficit (current assets less current liabilities) of approximately $1,100,000 as compared with $987,000 at December 31, 1999. The Company may seek to issue corporate debt or equity securities in order to satisfy its cash needs for the coming year. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its telecommunications products. No assurance can be given that the Company will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

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

Item 7.  Financial Statements


         The financial statements called for by this Item are attached to this Report as Exhibit (99)(i), and are herein incorporated by reference.

Item 8. Changes in and Disagreements With Accountants on Accounting And Financial Disclosure


     At no time during the Registrant's two most recent fiscal years, did the principal independent accountant (or a significant subsidiary's independent accountant on whom the principal accountant expressed reliance in its report) resign, decline to stand for re-election, or get dismissed by Registrant.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

All information presented in this Item is as of December 31, 2000.

     The following table lists Registrant's Directors and Executive Officers:

Name                       Position         Age               Director Since

Brae Burbidge              Director         34                June 2000
Lamond Woods               Director         34                June 2000
Brent Bingham              Director         34                January 1999
Paul Hickey                CEO              40                August 1998
Stephen Flaherty           President        53                n/a

     The directors of the Registrant do not have any term specified in the Registrant's by-laws.

     Registrant has no significant employees, other than those set forth above. There are no family relationships among the directors and executive officers of the Registrant.

     In addition, Registrant has engaged Michael Openshaw as its acting Chief Financial Officer, under contract with a placement agency. Mr. Openshaw, as of the date of this Report, is not an employee of the Registrant.

     Mr. Burbidge is also President and CEO of Global Web, Inc., a corporation based in Utah that provides web design services. He is a graduate of the University of Utah.

     Mr. Woods is also the owner of SNIS Insurance, a Utah-based insurance agency.

     Mr. Bingham is also the President and CEO of Eclipse Marketing, a Utah-based direct sales company. He is a graduate of Brigham Young University.

     Mr. Hickey has been with Registrant since its inception in 1986, and had founded certain of the entities that now comprise Q Comm, Inc. in 1992 and 1993. He is a graduate of Brigham Young University.

     Mr. Flaherty was an executive with Global Business Solutions, based in Costa Mesa, California. As a management executive, Mr. Flaherty has been brought in to manage various small and medium-sized businesses, including a technical documents publisher (First Image) and a medical services company (MERX). Previously, Mr. Flaherty was an executive at General Electric and Bell & Howell. Mr. Flaherty joined the Registrant in April, 1999.


     None of the individuals listed above holds directorships in reporting companies. None of the individuals listed above has been involved in any significant legal proceeds in the last five years that are material to an evaluation of the ability or integrity of them to serve as a director or executive officer of the Registrant.

Section 16(a) Beneficial Ownership Reporting Compliance.
--------------------------------------------------------
     Based solely on a review of Forms 3 and 4, and amendments thereto furnished to the Registrant under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, all reports required under Section 16(a) of the Securities Exchange Act of 1934 were timely filed.

Item 10.  Executive Compensation

     The following narrative provides a discussion of the compensation provided to the Registrant's chief executive officer and the Registrant's four most highly compensated executive officers other than the chief executive officer who were serving as executive officers at the end of the last completed fiscal year, provided that any of such four executive officers earned more than $100,000 in total annual salary and bonus. All of these officers are collectively referred to herein as the "named executive officers".

Summary Compensation Table

         The following table sets forth compensation for Registrant's last three completed fiscal years for the named executive officers, including salary, bonus, other annual compensation, long term incentive plan payouts, and all other long-term compensation. Grants of stock options are referred to in the next chart following.


Name and Title      Year     Salary Paid    Salary Deferred   Total

Paul Hickey, CEO    2000      $73,846        $46,154         $120,000
                    1999      $ 2,000        $52,000         $ 54,000
                    1998      $ 5,320        $ -0-           $  5,320

Stephen Flaherty,   2000      $113,231       $ 6,769         $120,000
President           1999      $ 64,077       $ -0-           $ 64,077
                    1998      $  -0-         $ -0-           $   -0-


Mr. Flaherty joined the Registrant in April 1999 at an annualized salary of $100,000.

Option/Stock Appreciation Rights Table

         The following table sets forth information regarding the grants of options or stock appreciation rights during the last completed fiscal year for each of the named executive officers, indicating the number of securities underlying the options or stock appreciation rights granted, the percentage of the total options and stock appreciation rights granted to all employees in the fiscal year represented by such grant, the exercise or base price(s), and the expiration date(s).


                                Options        Grants            % of total
Name and Position              at 1/1/00      during 2000         2000 grants
---------------------------    ---------      -----------         -----------
Paul Hickey, CEO                  -0-           800,000                96%
Stephen Flaherty, President     520,000           -0-                   0%


     None of the options referred to above had been exercised as of March 15, 2001. Mr. Flaherty's stock options were granted in 1999.

     Mr. Hickey's options are to purchase shares at $1.10 per share, and expire in April 2003. At the present time, 400,000 of these shares are vested.

     Mr. Flaherty's options are to purchase shares at $1.50 per share, and expire in May 2002. At the present time, 120,000 of these shares are vested.

Directors' Compensation

     The Registrant's directors receive no compensation at the present time for their service as directors.

     Employment Contracts and Termination of Employment, and Change in Control Arrangements.

     There are no employment contracts between the Registrant and a named executive officer, nor any compensatory plan or arrangement resulting from resignation, retirement, termination, or change in control.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth the ownership of the Registrant's securities by any person (including any group) who is known to the Registrant to be the beneficial owner of more than 5% of any class of Registrant's securities, and by the Registrant's executive officers and directors. The address of each individual listed below is c/o the Registrant.

Title of class         Name and Address    Amount and Nature        % of class
                     Of Beneficial Owner   of Beneficial Owner
---------------      -------------------   -------------------       ---------

Common Stock           Paul Hickey         3,495,155 directly
                                              58,000 through family
                                           3,553,155 total (1)          38.6%

Common Stock           Stephen Flaherty            0 total (2)             0%

(1) In addition, Mr. Hickey has options to purchase an additional 800,000 shares of common stock which, if exercised, would increase his ownership percentage to 43.5%.

(2) In addition, Mr. Flaherty has options to purchase an additional 520,000 shares of common stock which, if exercised, would increase his ownership percentage to 5.3%.


     There are no current arrangements which may result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions

     The following discussion sets forth (by name, relationship to the Registrant, nature of interest, and amount of interest) any transactions during the last two years, or proposed transactions, to which the Registrant was or is to be a party, in which any of the following persons had or is to have a direct or indirect material interest: (1) any director or executive officer of Registrant; (2) any security holder referenced in Item 11 on this Form 10-KSB; and (3) any member of the immediate family (spouse, parents, children, siblings and in-laws) of any person referenced in (1) or (2) hereto. This discussion does not include information for any transactions where competitive bids determined the rates or charges in the transaction, the rate or charges are fixed by law or governmental authority, or the amount involved in the transaction or a series of similar transactions does not exceed $60,000.

     Paul Hickey, the CEO of the Registrant, is the sole owner of a company that leased certain equipment to the Registrant during 2000, for which Registrant recorded lease expenses of approximately $32,000. Registrant owes Mr. Hickey a total of $334,529 at December 31, 2000, consisting, principally, of unpaid equipment lease expenses, deferred salary, accrued interest and notes payable. Reference is made to Notes 6 and 15 to the financial statements included under
Item 7 of this Report.

Item 13.     Exhibits, List and Reports on Form 8-K


(3)(i)(1)    Articles of Incorporation, Four Rivers Development, Inc.,
                filed February 7, 1986. (1, Ex. 3)

(3)(i)(2)    Articles of Amendment, Four Rivers Development, Inc., filed
                August 3, 1998, which changed Registrant's name to Q Comm International, Inc. (1, Ex. 2)

(3)(ii)(1)   By-laws of Registrant (1, Ex. 4)

(4) (i) (1)  Convertible Debenture and Common Stock Purchase  Agreement dated
                September 15, 1999 (1, Ex. 10)

(10)(i)(1)   Lease Agreement, dated as of November 22, 1999, by  and between
                Registrant and Highland Ranch, Inc. (1, Ex. 5)

(10)(ii)(1)  Employment Agreement for Stephen C. Flaherty, dated  May 3, 1999.
                (1, Ex. 6)

(10)(iii)(1) Stock Option Agreement for Stephen C. Flaherty, dated May 3, 1999.
                (1, Ex. 7)

(10)(iii)(2) Stock Option Agreement for John T. Hickey, dated May 3, 1999.
                (1, Ex. 8)

(10)(iii)(3) Stock Option Agreement for Bruce R. Siskonen, dated May 3, 1999.
                (1, Ex. 9)

(21)         Subsidiaries:

                Q Comm, Inc., a Utah corporation, wholly owned by Registrant

(99)(i)      Financial Statements of the Registrant.



(1) - Incorporated by reference from Registrant's filing on Form 8-K, dated March 20, 2000, and the exhibit referenced thereto.


     Registrant filed no Current Reports during the fourth quarter of 2000.

                                   SIGNATURES



     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q Comm International, Inc.

Dated: March 28, 2001


Stephen Flaherty, President
(principal executive officer)
and acting Chief Financial Officer          /s/ Stephen Flaherty
and principal accounting officer           -------------------------------------


Paul Hickey, Chief Executive
Officer (principal executive               /s/ Paul Hickey
officer) and Director                      -------------------------------------



Brae Burbidge, Director                    /s/ Brae Burbidge
                                           -------------------------------------


Lamond Woods, Director                     /s/ Lamond Woods
                                           -------------------------------------


Brent Bingham, Director                    /s/ Brent Bingham
                                           -------------------------------------