Form 10QSB
period 2001-03-31
Q COMM INTERNATIONAL INC
filed 2001-05-15
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                         COMMISSION FILE NUMBER: 0-28885


                           Q COMM INTERNATIONAL, INC.
        (Exact name of small business issuer as specified in its charter)

                 Utah                                     87-0674277
        (State of incorporation)                      IRS Employer ID No.

                   1145 South West 1680, Orem, Utah 84058-4930
                    (Address of principal executive offices)

                                 (801) 226-4222
                         (Registrant's telephone number)

Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X   No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2001, there were 10,258,702 shares of common stock outstanding.


Transitional Small Business Disclosure Format: [ ] Yes [X] No

Part I

Item 1. Financial Statements






                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                 MARCH 31, 2001

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY




                                    CONTENTS

                                                                          PAGE
                                                                         ------
--     Unaudited Condensed Consolidated Balance Sheets,
          March 31, 2001 and December 31, 2000                             F-1


--     Unaudited Condensed Consolidated Statements of
          Operations, for the three months ended March 31,
          2001 and 2000                                                    F-2


--     Unaudited Condensed Consolidated Statements of Cash
          Flows, for the three months ended March 31, 2001
          and 2000                                                        F-3-4


--     Notes to Unaudited Condensed Consolidated Financial
          Statements                                                      F-5-11

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                        March 31,   December 31,
                                                          2001          2000
                                                      -----------   -----------

CURRENT ASSETS:
     Cash in bank                                     $   107,969   $    97,740
     Certificates of deposit                              103,506       103,506
     Accounts receivable                                    5,709       181,258
     Prepaid expenses                                     121,323          --
     Inventory                                             35,640          --
                                                      -----------   -----------
               Total Current Assets                       374,147       382,504
                                                      -----------   -----------

PROPERTY & EQUIPMENT, net                                 377,401       194,229
                                                      -----------   -----------
OTHER ASSETS:
     Goodwill, net                                        178,321       189,549
     Deferred stock offering costs                         87,518          --
     Deposits                                               2,738         2,738
                                                      -----------   -----------
               Total Other Assets                         268,577       192,287
                                                      -----------   -----------
                                                      $ 1,020,125   $   769,020
                                                      -----------   -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Lines of credit                                  $    83,168   $    63,368
     Accounts payable                                     537,005       355,633
     Accrued expenses                                     189,891       136,729
     Related party obligations                            382,364       334,529
     Notes payable                                        200,000       100,000
     Investor advances                                    292,000       292,000
     Convertible debenture                                 50,000        50,000
     Contingent liability                                 159,235       159,235
                                                      -----------   -----------
               Total current liabilities                1,893,663     1,491,494
                                                      -----------   -----------
LONG TERM OBLIGATIONS:
     Notes payable                                           --         100,000
                                                      -----------   -----------
               Total liabilities                        1,893,663     1,591,494
                                                      -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Preferred stock, $.001 par value,
       1,000,000 shares authorized,
       no shares issued and outstanding                      --            --
     Common stock, $.001 par value,
       50,000,000 shares authorized,
       9,972,988 and 9,213,655 shares
       issued and outstanding, respectively                 9,973         9,214
     Capital in excess of par value                     3,093,103     2,853,633
     Retained Deficit                                  (3,976,614)   (3,685,321)
                                                      -----------   -----------
               Total Stockholders' Equity (Deficit)      (873,538)     (822,474)
                                                      -----------   -----------
                                                      $ 1,020,125   $   769,020
                                                      -----------   -----------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Three
                                                      Months Ended
                                                       March 31,
                                              --------------------------
                                                  2001           2000
                                              -----------    -----------
SALES, net of returns and allowances          $ 1,853,930    $   148,650

COST OF GOODS SOLD                              1,240,724         97,257
                                              -----------    -----------
GROSS PROFIT                                      613,206         51,393
                                              -----------    -----------
OPERATING EXPENSES:
     Commissions and fees                         516,636         19,253
     Selling expenses                              50,598         57,634
     General and administrative                   318,576        290,111
                                              -----------    -----------
               Total Operating Expenses           885,810        366,998
                                              -----------    -----------
LOSS FROM OPERATIONS                             (272,604)      (315,605)

OTHER INCOME (EXPENSE):
     Other income                                     661           --
     Other expense                                (21,574)       (11,561)
                                              -----------    -----------
               Total Other Income (Expense)       (20,913)       (11,561)
                                              -----------    -----------
LOSS BEFORE EXTRAORDINARY ITEM
     AND INCOME TAXES                            (293,517)      (327,166)

EXTRAORDINARY ITEM - Gain on
     extinguishment of debt                         2,224         14,309
                                              -----------    -----------

LOSS BEFORE INCOME TAXES                         (291,293)      (312,857)

CURRENT TAX EXPENSE                                  --             --

DEFERRED TAX EXPENSE                                 --             --
                                              -----------    -----------

NET LOSS                                      $  (291,293)   $  (312,857)
                                              -----------    -----------
LOSS PER COMMON SHARE:
     Before extraordinary item                $      (.03)   $      (.05)
     Extraordinary item                              --             --
                                              -----------    -----------

LOSS PER COMMON SHARE                         $      (.03)   $      (.05)
                                              -----------    -----------



The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        For the Three
                                                                         Months Ended
                                                                          March 31,
                                                                  ----------------------
                                                                     2001         2000
                                                                  ---------    ---------
Cash Flows from Operating Activities:
     Net loss                                                     $(291,293)   $(312,857)
     Adjustments to reconcile net
       loss to net cash used by
       operating activities:
        Gain on extinguishment of debt                               (2,224)     (14,309)
        Depreciation and amortization expense                        31,096        6,973
        Stock issued for non-cash consideration                     200,229         --
        Change in assets and liabilities:
           Decrease in accounts receivable                          175,549       33,283
           Decrease in related party receivable                        --            615
           Increase in prepaid expenses                            (121,323)        --
           (Increase) decrease in other assets                      (87,518)       3,000
           (Increase) in inventory                                  (35,640)        --
           Increase (decrease) in accounts payable                  183,596      (41,396)
           Increase in accrued expenses                              53,162        2,963
           Increase in related party obligations                     47,835         --
                                                                  ---------    ---------
               Net Cash Provided (Used) by Operating Activities     153,469     (321,728)
                                                                  ---------    ---------
Cash Flows from Investing Activities:
     Purchase of property & equipment                              (203,040)     (25,827)
                                                                  ---------    ---------
               Net Cash Used by Investing Activities               (203,040)     (25,827)
                                                                  ---------    ---------
Cash Flows from Financing Activities:
     Issuance of common stock                                        40,000         --
     Proceeds from investor advances                                   --        442,000
     Net increase in lines of credit                                 19,800        5,073
     Payments on long-term obligation                                  --        (12,333)
                                                                  ---------    ---------
               Net Cash Provided by Financing Activities             59,800      434,740
                                                                  ---------    ---------
Net Increase in Cash                                                 10,229       87,185

Cash at Beginning of Period                                          97,740       42,488
                                                                  ---------    ---------
Cash at End of Period                                             $ 107,969    $ 129,673
                                                                  ---------    ---------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
       Interest                                                   $   5,565    $    --
       Income taxes                                               $    --      $    --


                                   (Continued)

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the three months ended March 31, 2001:


          The Company issued 626,000 shares of common stock for services valued at $200,229, including deferred stock offering costs of $87,518.

     For the three months ended March 31, 2000:

          The Company issued 100,000 shares of common stock and a note payable in the amount of $50,000 in the acquisition of Azore Acquisition Corporation (See Note 2).

          The Company issued 683,523 shares of common stock in conversion of $500,000 of debentures along with related accrued interest of $7,755.




The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Q Comm International, Inc. (the Company) was organized on February 7, 1986 as Four Rivers Development, Inc. This name was changed on August 3, 1998 to Q Comm International Inc. in conjunction with the purchase of three operating companies. The Company is headquartered in Orem, Utah but provides telecommunication products and services to end users throughout the United States. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

     Certificates of Deposits - The Company accounts for investments in debt and equity securities in accordance with Statement of Financial Accounting Standard (SFAS) 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS 115 the Company's certificates of deposit (debt securities) have been classified as held-to-maturity and are recorded at amortized cost. Held-to-maturity securities represent those securities that the Company has both the positive intent and ability to hold until maturity.

     Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of five years.

     Goodwill - In connection with the acquisition of Azore Acquisition Corporation (See Note 2), the Company recorded goodwill of $224,561 which is being amortized over 5 years on a straight-line basis.

     Revenue Recognition - The Company provides electronic delivery of prepaid telecommunication products through a variety of retail locations. Revenue is recognized at the time of product sale. Sales of the Company's electronic products and services are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale.

     The  Company  also  provides  non-electronic   telecommunication   products
     primarily to others for resale. These sales are recorded net of sales discounts and allowances.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive (see Note 14).

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

     Advertising Costs - Advertising and marketing costs are expensed as incurred.

     Inventory - Inventory consists of wireless telecommunication products and is carried at the lower of cost or market.

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

     Reclassifications - Certain amounts in the financial statements for the three months ended March 31, 2000 have been reclassified to conform to
     headings  and  classifications   used  in  the  March  31,  2001  financial
     statements.

NOTE 2 - ACQUISITION

     During March 2000, the Company issued 100,000 shares of common stock valued at $1.76 and a note payable for $50,000 to purchase all of the issued and outstanding shares of Azore Acquisition Corporation (Azore). The merger was accounted for as a purchase. Subsequent to the merger, Azore was merged into the Company and dissolved. Goodwill of $224,561 representing the excess of the cost of purchasing Azore over the fair market value of the assets at the date of acquisition was recorded and is being amortized on the straight-line method over 5 years. Amortization expense recognized during the three months ended March 31, 2001 and 2000 was $11,228 and $1,047, respectively.

NOTE 3 - CERTIFICATES OF DEPOSIT

     The Company has certificates of deposit with a cost and market value of $103,506 at March 31, 2001. The certificates mature May 2001 with a maturity value of $106,150. The certificates of deposit are collateral for the Company's letter of credit and line of credit (See Note 5).

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                    March 31,  December 31,
                                     2001          2000
                                   ---------    ---------

       Cost                        $ 443,463    $ 240,423

       Accumulated Deprecation       (66,062)     (46,194)
                                   ---------    ---------
       Property & Equipment, net   $ 377,401    $ 194,229
                                   ---------    ---------

     Depreciation expense for the three months ended March 31, 2001 and 2000 was $19,868 and $5,926, respectively.

NOTE 5 - LINES AND LETTERS OF CREDIT

     During May 2000, the Company obtained a $50,000 line of credit with a bank. At March 31, 2001, $50,000 was outstanding on the line. The line accrues interest at prime plus 2% (9% at March 31, 2001), and is due in May 2001. The line is secured by a $50,000 certificate of deposit.

     During May 2000, the Company obtained a $50,000 letter of credit with a bank. At March 31, 2001, there was no balance outstanding. The letter expires in May 2001 and is secured by a $50,000 certificate of deposit.

     At March 31, 2001, the Company has a $33,168 balance outstanding on a line of credit with a bank. The line of credit bears interest at a rate of 11.5% and is due on demand.

NOTE 6 - RELATED PARTY OBLIGATIONS

     Accrued Expenses - At March 31, 2001, the Company owed the Chief Executive Officer $234,381, principally consisting of unpaid equipment lease expenses (see Note 13), deferred salary, and accrued interest.

     Notes Payable - At March 31, 2001, the Company had two notes totaling $147,983 payable to the Company's Chief Executive Officer. The notes are payable on demand and bear interest at 10%.

NOTE 7 - INVESTOR ADVANCES

     At March 31, 2001, the Company owed investors $292,000 for advances. The advances bear interest at 10% and have no stated repayment date.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - NOTES PAYABLE

     At March 31, 2001, the Company had a note payable for $100,000. The note bears interest at a rate of 15% per annum, payable monthly, and is due January 2, 2002. If the Company does not make the interest payments or principal balloon payment, a late penalty equal to 10% of the amount owed will be assessed 5 calendar days after the payment was due. The Company has pledged 400,000 common shares as collateral for the loan (see Note 11).

     At March 31, 2001, the Company had a note payable for $50,000. The note bears interest at a rate of 12% per annum and is due on November 27, 2001. In connection with obtaining the note, the Company issued 25,000 options to purchase common stock exercisable at $.60 per share expiring November 27, 2003, with demand registration rights.

     At March 31, 2001, the Company had a note payable for $50,000 in connection with an acquisition (see Note 2). The note bears interest at 7% and is due April 15, 2001.

NOTE 9 - CONVERTIBLE DEBENTURES

     At March 31, 2001, the Company had $50,000 in convertible debentures which may be converted to common stock at $.92 per share at the option of the holder. The debentures bear interest at 12.5% and are due July 6, 2001.

NOTE 10 - CONTINGENT LIABILITY

     During the year ended December 31, 2000, the Company purchased certain software and hardware from an unrelated party for $1,000,000, payable at various dates through October 2001. Subsequently, the Company determined through due diligence to exercise its right of recision specified in the contract and return the items to the seller. Under the terms of the contract, the Company may be liable for amounts due the seller prior to notification of termination. Management of the Company believes the amount that will ultimately be paid to the seller, if any, is not determinable but will be immaterial to the financial statements at March 31, 2001.

     During the year ended December 31, 1999, the Company sold certain services to a third party who in turn sold these services to consumers. When the third party failed to deliver as anticipated, some of the consumers reversed the charges that had been made on their credit card accounts to purchase the services. These reversals were ultimately covered by charges made to the Company's merchant account with a bank, resulting in an overdraft of that account. The Company, under the agreement with the third party, is entitled to be reimbursed 50% of the amount of the charge-backs.

     Management of the Company believes the bank reversed charges that should not have been under the terms and conditions of the consumers' agreement and therefore disputes the $175,477 claimed by the bank. The Company has recorded a contingent liability in connection with this matter.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK AND STOCK OPTIONS

     A summary of common stock transactions for the three months ended March 31, 2001 and 2000 is as follows:


                                                           No. of        Price
                                                           Shares     Per Share
                                                           ------     ---------
      Period Ended March 31, 2001
      ---------------------------

         Common stock issued for cash of $40,000,
           February 2001                                   133,333       $.30

         Common stock issued for services of $81,929,
           February 2001                                   281,000   $.28 - $.40

         Common stock issued for services of $118,300,
           March 2001                                      345,000   $.34 - $.35

      Period Ended March 31, 2000
      ---------------------------

         Common stock issued for conversion of $500,000
           in debentures and accrued interest of $7,755,
           February 2000                                   683,523  $.70 - $1.00

         Common stock issued for acquisition, March 2000   100,000      $1.76

     The Company also has 400,000 shares of common stock held in escrow as collateral for a note payable (see Note 8). The Company has not valued these shares since they will only be issued in the event of default on the loan.

     Subsequent to March 31, 2001, the Company sold 285,714 shares of common stock for $100,000 in cash, or $.35 per share.

     The Company's board of directors has the authority to grant stock options to employees, officers, and certain non-employees. These options are considered nonqualified for income tax purposes.

     As of March 31, 2001, the Company had granted to employees options to purchase 1,655,000 shares of common stock at a weighted average exercise price of $1.34 per share and with a weighted average remaining contractual life of 4 years. Of these options, 634,000 shares were exercisable at March 31, 2001.

     As of March 31, 2001, the Company had outstanding 2,084,716 stock options to non-employees under various agreements with exercise prices ranging from $.35 to $3.00 per share, expiring between March 2002 and March 2006. 1,380,000 of such options with an exercise price of $.35 were granted during the period ended March 31, 2001 for legal services, including patent and copyright services and general legal services. Of the 2,084,716 options, 1,434,716 were exercisable at March 31, 2001.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2001 operating loss carryforwards of approximately $3,950,000, which may be applied against future taxable income and which expires in various years through 2020.

     The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,350,000 as of March 31, 2001, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the period ended March 31, 2001 is approximately $100,000.

NOTE 13 - OPERATING LEASES

     The Company leases equipment and furniture from a company owned by the Company's CEO under an operating lease which expired on March 31, 2001. Monthly payments were approximately $2,700 under the agreement. At March 31, 2001, there was a balance of approximately $96,000 for past lease payments (see Note 6).

     The Company leases office and warehouse space under an operating lease agreement dated November 22, 1999. The base monthly rental under the lease is $3,190. The lease expires December 31, 2001, with an option on the part of the Company to renew for an additional two years. The Company's future minimum rental under this operating lease amounts to $28,710 at March 31, 2001.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                                            For the Three
                                                            Months Ended
                                                              March 31,
                                                     ---------------------------
                                                         2001           2000
                                                     -----------    -----------
    Loss from continuing operations
      available to common shareholders
          (numerator)                                $  (293,517)   $  (327,166)
                                                     -----------    -----------

    Gain on extinguishment of debt  (numerator)      $     2,224    $    14,309
                                                     -----------    -----------
    Weighted average number of common
      shares outstanding during the period
      used in per share calculations (denominator)     9,469,810      6,967,275
                                                     -----------    -----------

     At March 31, 2001 and 2000, the Company had outstanding common stock purchase options for 3,739,716 and 1,414,987 shares, respectively (see Note
     11), which were not included in the loss per share computation because their effect would be anti-dilutive.

NOTE 15 - GOING CONCERN

     The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses in recent years and has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is a discussion of certain factors affecting Q Comm International Inc.'s ("Q Comm" or the "Company") results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Company's consolidated condensed financial statements and related notes that are included herein.

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

OVERVIEW

Q Comm International, Inc., a Utah corporation, is a growing national telecommunications service provider specializing in the sale and distribution of various prepaid telecommunications products including prepaid calling cards, prepaid wireless service and prepaid home dialtone phone services throughout the United States. The Company dispenses its products through Qxpress(TM), a total management system that allows retailers to (i) instantly provide any prepaid telecommunications service at the point of purchase on demand and thus minimize shelf space requirements; (ii) print flexible sales reports, and (iii) eliminate expensive inventory, and prevent theft and fraud.

The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol QCCM.OB

The Company's revenues originate from the sale of prepaid calling cards, wireless services and prepaid home dialtone through the Qxpress (TM) point of sale activation system and from service fees associated with the Qxpress (TM) system, which are charged when weekly sales quotas have not reached the minimum amount set by Q Comm. The Company also generates revenues from the sale of printed prepaid wireless phone cards. Other revenues include interest and miscellaneous income. While Q Comm offers several prepaid telecommunication products, the Company believes that its future business will be primarily in the prepaid wireless market and providing point-of- sale solutions to wireless carriers.

During the past year and in response to changes in the prepaid telecommunications marketplace, Q Comm has focused its resources on changing its strategic direction to a business-to-business prepaid telecommunications business, while completely eliminating any marketing efforts to recruit master agents. Under the master agent reseller program, the resellers paid the licensing fees for the rights to resell Q Comm's phone card products and for the Company's support in its resale efforts. The Company determined that the master agent reseller program, consisting mostly of small office/home office ("SOHO") type resellers, was not producing reliable revenue streams nor did it effectively serve retail distribution channels where market growth was expanding rapidly. In order to take advantage of the current and projected growth of retail distribution and to achieve predictable revenues, the Company changed its distribution methodology from a business-to-consumer model in which sales were executed by small master agent resellers who sold directly to consumers to a business-to-business model wherein large independent telecommunications brokers and wholesale food distributors marketed the Company's products to a variety of retailers with whom they had pre-existing relationships. With its new business-to-business model in place, Q Comm uses its own sales force to recruit, train and support the independent telecommunications brokers and wholesale food distributors that market Q Comm's products.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

REVENUES

Q Comm generates and recognizes revenues under the category entitled "telecommunications" which includes prepaid wireless services, prepaid calling cards, prepaid home dialtone services, renewal fees of those master sales agents who have maintained their licensing agreements with the Company, and other sales and miscellaneous income. During the period ended March 31, 2001, Q Comm's net sales were $1,853,930 as compared to $148,650 during the quarter ended March 31, 2000, representing an increase of $1,705,280 (1,147%). The increase during the year was primarily attributable to the Company's aggressive change in the manner in which it distributes its products. In response to distribution trends in the prepaid marketplace, namely the rapid increase in retail distribution, Q Comm determined that the master agent reseller program, consisting mostly of small office/home office ("SOHO") type resellers, was not producing reliable revenue streams nor did it effectively serve retail distribution channels where market growth was expanding rapidly. In order to take advantage of the current and projected growth in retail distribution and to achieve predictable revenues, the Company changed its distribution methodology from a business-to-consumer model, in which sales were effected by small master agent resellers selling directly to consumers, to a business-to-business model, in which large independent telecommunications brokers and wholesale food distributors marketed Q Comm's products to a large number of retailers with whom they had pre-existing relationships. The Company believes that targeting retail environments through large business-to- business oriented independent telecommunications brokers and food wholesalers will ultimately result in significantly higher and more stable net sales and overall profitability. This change in strategy has resulted in increasing revenues throughout the year ended December 31, 2000 and continuing into the three months ended March 31, 2001. Q Comm's net sales of $1,853,930 during the three months ended March 31, 2001 represent an increase of $1,048,670 (130%) as compared to the three-month period ended December 31, 2000. The Company attributes this increase to the positive effects from the change in the manner in which the Company's products are marketed, with greater reach through the use of a large wholesale and distribution network implementation, and from the benefits provided by its point-of-sale activation system (Qxpress (TM)).

COST OF GOODS SOLD

The Company's cost of goods sold increased $1,143,467, from $97,257 for the period ended March 31, 2000 to $1,240,724 for the period ended March 31, 2001. The increase in the cost of goods sold during this period is principally associated with the increase in revenues. Additionally, the Company's direct cost structure has changed somewhat as a result of the discontinuation of marketing the master agent reseller program as noted above. The Company believes there are many advantages in terms of controlling costs in its current business model, which is focused on purchasing electronic PINs for distribution through its Qxpress (TM) terminals. These advantages include no inventory costs, minimal distribution costs, and immediate payment for product sales all of which favorably impact both cost of goods sold and operating expenses.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2001 increased to $885,810 from $366,998 during the same period in 2000, or an increase of $518,812 (141.4%). Commissions and fees increased $497,383, from $19,253 for the period ended March 31, 2000 to $516,636 for the period ended March 31, 2001. These expenses are principally commissions paid to merchants and brokers for product sales through the Qxpress (TM) terminals and are a fixed percentage of the sale amount. Beginning with the period ended March 31, 2001, the Company reflects these costs as a component of operating expenses. Prior to March 31, 2001, such expenses were included in the cost of goods sold. For purposes of comparability, the Company has reclassified comparable amounts for the period ended March 31, 2000.

For the three months ended March 31, 2001 compared with the period ended March 31, 2000, selling expenses decreased $7,036 (12.2%), while general and administrative expenses increased $28,465 (9.8%) from the period ended March 31, 2000 to the comparable period in 2001. The increase in general and administrative expenses was principally caused by an increase in depreciation and amortization expenses of $24,123 from the period ended March 31, 2000 to the comparable period in 2001 ($6,973 versus $31,096, respectively) reflecting increased investment in property and equipment and the recognition of amortization expense for a full three month period in 2001 (see Note 2 to the Unaudited Condensed Financial Statements included under Item 1 herein). This relatively modest increase when compared to the increase in revenues reflects the Company's efforts to control indirect costs as well as the advantages of its current business model as noted above.

LOSS FROM OPERATIONS

The Company had a loss from operations of $272,604 for the three months ended March 31, 2001 as compared with a loss of $315,605 for the three months ended March 31, 2000. This loss was primarily attributable to the Company's change in strategic direction and the costs associated with this change in strategy. The Company expects its investment in an expanded distribution network to result in continued growth in revenues in the future, with resulting improvement in results from operations.

TOTAL OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEM

The Company experienced a gain on extinguishment of debt of $2,224 for the three months ended March 31, 2001 as compared to $14,309 for the comparable period of 2000. Total other income (expense) increased from March 31, 2000 to March 31, 2001 ($11,561 versus $20,913, respectively), which was the result of higher interest expenses associated with borrowings.

NET LOSS

For the three months ended March 31, 2001, the Company had a loss before income taxes of $291,293 as compared with $312,857 for the period ended March 31, 2000. As previously noted, the Company changed the method of sales and distribution of its product during 2000 and expects a significantly larger revenue base and profitability in the foreseeable future.

The Company has available at March 31, 2001, operating loss carryforwards of approximately $3,950,000, which may be applied against future taxable income in years through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward, the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,350,000 as of March 31, 2001, with an offsetting valuation allowance at March 31, 2001 of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, convertible debentures, and notes payable. As of March 31, 2001, the Company had a working capital deficit (current assets less current liabilities) of approximately $1,430,000 compared to a deficit of approximately $1,100,000 at December 31, 2000. The increase is due to the reclassification of a long-term note payable to a current liability since the maturity date of the note is within one year. This increase is also attributable to the Company's funding of an increase in property and equipment (primarily Qxpress (TM) terminals) with short-term liabilities. The Company may seek to issue corporate debt or equity securities in order to satisfy its cash needs for the coming year. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. No assurance can be given that the Company will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

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


Part II

Item 1.  Legal Proceedings

     The Registrant was not made a party to any legal proceedings during the period covered by this Quarterly Report on Form 10-QSB, and is not the subject of any legal proceedings other than those disclosed in its Annual Report on Form 10-KSB

Item 2.  Changes in Securities

     There were no changes in the instruments defining the rights of security holders during the period covered by this Quarterly Report on Form 10-QSB.

Item 3.  Defaults Upon Senior Securities

     There were no defaults upon Registrant's senior securities during the period covered by this Quarterly Report on Form 10-QSB.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to Registrant's security holders for a vote during the period covered by this Quarterly Report on Form 10-QSB.

Item 5.  Other Information

     Registrant is not reporting any additional matters under this Item on this Quarterly Report on Form 10- QSB.

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



     (b) During the period covered by this Quarterly Report on Form 10-QSB, there were no reports on Form 8-K filed.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Q Comm International, Inc.
                            [Registrant]

                            May 15, 2001


                            By:   /s/ Paul Hickey
                                ----------------------------------------
                                Paul Hickey, Chief Executive Officer



                            By:  /s/ Stephen Flaherty
                                ----------------------------------------
                                Stephen Flaherty, President and Acting
                                      Chief Financial Officer