Form 10QSB
period 2001-06-30
Q COMM INTERNATIONAL INC
filed 2001-08-13
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                         COMMISSION FILE NUMBER: 0-28885



                           Q COMM INTERNATIONAL, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               Utah                                          87-0674277
      ------------------------                         -------------------
      (State of incorporation)                         IRS Employer ID No.


                   1145 South West 1680, Orem, Utah 84058-4930
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (801) 226-4222
                         -------------------------------
                         (Registrant's telephone number)

Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 10, 2001, there were 11,348,702 shares of common stock outstanding.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

Part I

Item 1.  Financial Statements








                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                                  JUNE 30, 2001

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY




                                    CONTENTS

                                                                          PAGE
                                                                          ----


--       Unaudited Condensed Consolidated Balance Sheets,
           June 30, 2001 and December 31, 2000                              F-1


--       Unaudited Condensed Consolidated Statements of
           Operations, for the three and six months ended
           June 30, 2001 and 2000                                           F-2


--       Unaudited Condensed Consolidated Statements of Cash
           Flows, for the six months ended June 30, 2001
           and 2000                                                        F-3-4


--        Notes to Unaudited Condensed Consolidated Financial
           Statements                                                     F-5-12




                          Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                           ASSETS

                                                                June 30,        December 31,
                                                                  2001              2000
                                                              -----------       -----------
CURRENT ASSETS:
     Cash in bank                                             $   151,221       $    97,740
     Certificates of deposit                                      100,000           100,000
     Accounts receivable                                           10,778           184,764
     Prepaid expenses                                              75,548              --
     Inventory                                                     11,835              --
                                                              -----------       -----------
               Total Current Assets                               349,382           382,504
                                                              -----------       -----------

PROPERTY & EQUIPMENT, net                                         435,870           190,751
                                                              -----------       -----------
OTHER ASSETS:
     Goodwill, net                                                167,093           189,549
     Deferred stock offering costs                                106,268              --
     Capitalized software development costs                       146,956             3,478
     Deposits                                                       2,738             2,738
                                                              -----------       -----------
               Total Other Assets                                 423,055           195,765
                                                              -----------       -----------
                                                              $ 1,208,307       $   769,020
                                                              ===========       ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                           $   333,969       $      --
     Lines of credit                                               82,668            63,368
     Accounts payable                                             479,394           355,633
     Accrued expenses                                             236,894           136,729
     Related party obligations                                    395,029           334,529
     Notes payable                                                199,859           100,000
     Investor advances                                            292,000           292,000
     Convertible debenture                                         50,000            50,000
     Contingent liability                                         159,235           159,235
                                                              -----------       -----------
               Total current liabilities                        2,229,048         1,491,494
                                                              -----------       -----------
LONG TERM OBLIGATIONS:
     Notes payable                                                   --             100,000
                                                              -----------       -----------
               Total liabilities                                2,229,048         1,591,494
                                                              -----------       -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value,
       50,000,000 shares authorized,
       10,357,273 and 9,213,655 shares
       issued and outstanding, respectively                        10,357             9,214
     Capital in excess of par value                             3,228,468         2,853,633
     Retained Deficit                                          (4,259,566)       (3,685,321)
                                                              -----------       -----------
               Total Stockholders' Equity (Deficit)            (1,020,741)         (822,474)
                                                              -----------       -----------
                                                              $ 1,208,307       $   769,020
                                                              ===========       ===========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                            Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                    UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the Three                For the Six
                                               Months Ended                 Months Ended
                                                 June 30,                     June 30,
                                        --------------------------    --------------------------
                                            2001          2000            2001           2000
                                        -----------    -----------    -----------    -----------
NET SALES                               $ 3,885,910    $   301,321    $ 5,739,840    $   449,971

COST OF GOODS SOLD                        2,074,241        156,585      3,314,965        253,842
                                        -----------    -----------    -----------    -----------
GROSS PROFIT                              1,811,669        144,736      2,424,875        196,129
                                        -----------    -----------    -----------    -----------
OPERATING EXPENSES:
     Commissions and fees                 1,665,163         56,028      2,181,799         75,281
     Research and development                57,500           --           57,500           --
     Selling expenses                        67,373         71,968        117,971        129,602
     General and administrative             248,333        226,090        535,813        509,228
     Depreciation and amortization           38,185         16,848         69,281         23,821
                                        -----------    -----------    -----------    -----------
         Total Operating Expenses         2,076,554        370,934      2,962,364        737,932
                                        -----------    -----------    -----------    -----------
LOSS FROM OPERATIONS                       (264,885)      (226,198)      (537,489)      (541,803)

OTHER INCOME (EXPENSE):
     Other income                             1,115           --            1,776           --
     Other expense                          (19,182)       (14,949)       (40,756)       (26,510)
                                        -----------    -----------    -----------    -----------
         Total Other Income (Expense)       (18,067)       (14,949)       (38,980)       (26,510)
                                        -----------    -----------    -----------    -----------
LOSS BEFORE EXTRAORDINARY
     ITEM AND INCOME TAXES                 (282,952)      (241,147)      (576,469)      (568,313)

EXTRAORDINARY ITEM - Gain on
     extinguishment of debt                    --           79,781          2,224         94,090
                                        -----------    -----------    -----------    -----------

LOSS BEFORE INCOME TAXES                   (282,952)      (161,366)      (574,245)      (474,223)

CURRENT TAX EXPENSE                            --             --             --             --

DEFERRED TAX EXPENSE                           --             --             --             --
                                        -----------    -----------    -----------    -----------

NET LOSS                                $  (282,952)   $  (161,366)   $  (574,245)   $  (474,223)
                                        ===========    ===========    ===========    ===========
LOSS PER COMMON SHARE:
     Before extraordinary item          $      (.03)   $      (.03)   $      (.06)   $      (.07)
     Extraordinary item                        --              .01           --              .01
                                        -----------    -----------    -----------    -----------


LOSS PER COMMON SHARE                   $      (.03)   $      (.02)   $      (.06)   $      (.06)
                                        ===========    ===========    ===========    ===========


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 For the Six
                                                                Months Ended
                                                                  June 30,
                                                           ----------------------
                                                              2001        2000
                                                           ---------    ---------
Cash Flows from Operating Activities:
     Net loss                                              $(574,245)   $(474,223)
     Adjustments to reconcile net
       loss to net cash used by
       operating activities:
        Gain on extinguishment of debt                        (2,224)     (94,090)
        Depreciation and amortization expense                 69,281       23,821
        Stock issued for non-cash consideration              112,711         --
        Change in assets and liabilities:
           Increase in certificates of deposit                  --       (100,000)
           (Increase) decrease in accounts receivable        173,986      (29,584)
           Increase in related party receivable                 --           (325)
           Increase in prepaid expenses                      (75,548)        --
           (Increase) decrease in other assets                  --          3,000
           Increase in inventory                             (11,835)        --
           Increase in accounts payable                      125,984       46,807
           Increase in accrued expenses                      100,165       38,760
           Increase in related party obligations              60,500       14,161
                                                           ---------    ---------
               Net Cash Used by Operating Activities         (21,225)    (571,673)
                                                           ---------    ---------
Cash Flows from Investing Activities:
     Capitalized software development costs                 (143,478)        --
     Purchase of property & equipment                       (291,944)     (98,362)
                                                           ---------    ---------
               Net Cash Used by Investing Activities        (435,422)     (98,362)
                                                           ---------    ---------
Cash Flows from Financing Activities:
     Issuance of common stock                                157,000      550,000
     Proceeds from investor advances                            --        292,000
     Net increase in bank overdraft                          333,969         --
     Net increase (decrease) in lines of credit               19,300     (152,504)
     Payments on notes payable                                  (141)     (21,583)
                                                           ---------    ---------
               Net Cash Provided by Financing Activities     510,128      667,913
                                                           ---------    ---------
Net Increase (Decrease) in Cash                               53,481       (2,122)

Cash at Beginning of Period                                   97,740       42,488
                                                           ---------    ---------
Cash at End of Period                                      $ 151,221    $  40,366
                                                           ---------    ---------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
       Interest expense                                    $   7,128    $    --
       Capitalized interest                                $   3,766    $    --
       Income taxes                                        $     100    $    --


                                   (Continued)

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the six months ended June 30, 2001:

          The Company issued 676,000 shares of common stock for services valued at $218,979, including deferred stock offering costs of $106,268.

     For the six months ended June 30, 2000:

          The Company issued 100,000 shares of common stock and a note payable in the amount of $50,000 in the acquisition of Azore Acquisition Corporation (See Note 2).

          The Company issued 896,055 shares of common stock in conversion of $650,000 of debentures along with related accrued interest of $10,788.




















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

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128,"Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive (see Note 15).

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

     Research and Development - Research and Development costs are for the purpose of new product development and are expensed as incurred.

     Software Development Costs - The Company capitalizes software development costs incurred to develop certain of the Company's new products and services in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Costs are capitalized only after the technological feasibility of the project has been established. Once completed, project costs will be amortized over the estimated useful life of the software, estimated to be five years.

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

     Reclassifications - Certain amounts in the financial statements for the periods ended June 30, 2000 have been reclassified to conform to headings and classifications used in the June 30, 2001 financial statements.

NOTE 2 - ACQUISITION

     During March 2000, the Company issued 100,000 shares of common stock valued at $1.76 and a note payable for $50,000 to purchase all of the issued and outstanding shares of Azore Acquisition Corporation (Azore). The merger was accounted for as a purchase. Subsequent to the merger, Azore was merged into the Company and dissolved. Goodwill of $224,561 representing the excess of the cost of purchasing Azore over the fair market value of the assets at the date of acquisition was recorded and is being amortized on the straight-line method over 5 years. Amortization expense recognized during the periods ended June 30, 2001 and 2000 was $22,456 and $9,775, respectively.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - CERTIFICATES OF DEPOSIT

     The Company has certificates of deposit with a cost and market value of $100,000 at June 30, 2001. The certificates mature May 2002 with a maturity value of $103,600. One of the certificates of deposit in the amount of $50,000 is collateral for the Company's line of credit (See Note 6).

NOTE 4 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                                      June 30,     December 31,
                                                        2001           2000
                                                     ---------      ---------

         Cost                                        $ 528,889      $ 236,945

         Accumulated Deprecation                       (93,019)       (46,194)
                                                     ---------      ---------
         Property & Equipment, net                   $ 435,870      $ 190,751
                                                     ---------      ---------

     Depreciation expense for the six months ended June 30, 2001 and 2000 was $46,825 and $14,046, respectively.

NOTE 5 - BANK OVERDRAFT

     The Company receives payment on substantially all its sale transactions through the automated clearinghouse system (ACH system) on either a daily or weekly basis. Once the payment has been received, the Company disburses funds via the ACH system for commissions and fees according to the respective agreements, generally ranging from 1-4 days after funds are received. This timing difference between receipt of funds and payment of commission and fees creates an ongoing balance of available funds in the Company's bank accounts. At June 30, 2001, the Company had utilized a portion of this available balance in the amount of $333,969, which created a bank overdraft for accounting purposes.

NOTE 6 - LINES OF CREDIT

     The Company has a $50,000 line of credit with a bank, with $50,000 outstanding at June 30, 2001. The line accrues interest at prime plus 2% (9% at June 30, 2001), and is due in May 2002. The line is secured by a $50,000 certificate of deposit.

     At June 30, 2001, the Company has a $32,668 balance outstanding on a line of credit with a bank. The line of credit bears interest at a rate of 11.5% and is due on demand.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - RELATED PARTY OBLIGATIONS

     Accrued Expenses - At June 30, 2001, the Company owes the Chief Executive Officer $240,024, principally consisting of unpaid equipment lease expenses (see Note 14), deferred salary, and accrued interest.

     Notes Payable - At June 30, 2001, the Company has two notes totaling $155,005 payable to the Company's Chief Executive Officer. The notes are payable on demand and bear interest at 10%.

NOTE 8 - INVESTOR ADVANCES

     At June 30, 2001, the Company owes investors $292,000 for advances. The advances bear interest at 10% and have no stated repayment date.

NOTE 9 - NOTES PAYABLE

     At June 30, 2001, the Company has a note payable for $100,000. The note bears interest at a rate of 15% per annum, payable monthly, and is due January 2, 2002. If the Company does not make the interest payments or principal balloon payment, a late penalty equal to 10% of the amount owed will be assessed 5 calendar days after the payment was due. The Company has pledged 400,000 common shares as collateral for the loan (see Note 13).

     At June 30, 2001, the Company has a note payable for $50,000. The note bears interest at a rate of 12% per annum and is due on November 27, 2001. In connection with obtaining the note, the Company issued 25,000 options to purchase common stock exercisable at $.60 per share expiring November 27, 2003, with demand registration rights.

     At June 30, 2001, the Company has a note payable with an original balance of $50,000 and a remaining balance of $49,859 in connection with an acquisition (see Note 2). The note bears interest at 18% per annum. Monthly principal and interest payments of $4,951 are due through May 2002.

NOTE 10 - CONVERTIBLE DEBENTURES/NOTES

     At June 30, 2001, the Company has $50,000 in convertible debentures which may be converted to common stock at $.92 per share at the option of the holder. The debentures bear interest at 12.5% and are due July 6, 2001. Subsequent to June 30, 2001, the debenture was extended until July 2002 under the same terms, with a conversion price of $.30.

     On August 9, 2001, the Company entered into a $200,000, secured convertible note agreement. The note is due 120 days after signing and bears interest at 6%. The note may be converted to common stock at $.30 per share at the option of the holder. The note is collateralized by certain equipment with an approximate value of $200,000. If the note is not converted to common stock, the Company has the option to repay the note with cash or by releasing the equipment collateralizing the note to the holder.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CONTINGENT LIABILITY

     During the year ended December 31, 2000, the Company purchased certain software and hardware from an unrelated party for $1,000,000, payable at various dates through October 2001. Subsequently, the Company determined through due diligence to exercise its right of recision specified in the contract and return the items to the seller. Under the terms of the contract, the Company may be liable for amounts due the seller prior to notification of termination. Management of the Company believes the amount that will ultimately be paid to the seller, if any, is not determinable but will be immaterial to the financial statements at June 30, 2001.

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

     The Company has recorded a contingent liability in connection with these matters.

NOTE 12- INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2001 operating loss carryforwards of approximately $4,250,000, which may be applied against future taxable income and which expires in various years through 2020.

     The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,445,000 as of June 30, 2001, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2001 is approximately $195,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13- CAPITAL STOCK AND STOCK OPTIONS

     A summary of common stock transactions for the six months ended June 30, 2001 and 2000 is as follows:

                                                                             No. of             Price
                                                                             Shares           Per Share
                                                                             ------           ---------
           Period  Ended June 30, 2001
           ---------------------------
              Common stock issued for cash of $40,000,
                February 2001                                                133,333              $.30

              Common stock issued for services of $81,929,
                February 2001                                                281,000          $.28 - $.40

              Common stock issued for services of $118,300,
                March 2001                                                   345,000          $.34 - $.35

              Common stock issued for services of $6,250,
                May 2001                                                       25,000             $.25

              Common stock issued for cash of $100,000,
                May 2001                                                     285,714              $.35

              Common stock issued for services of $12,500
                June 2001                                                      25,000             $.50

              Common stock issued for cash of $17,000
                June 2001                                                      48,571             $.35


           Period Ended June 30, 2000
           --------------------------

              Common stock issued for conversion of $500,000
                in debentures and accrued interest of $7,755,
                February 2000                                                683,523         $.70 - $1.00

              Common stock issued for acquisition, March 2000                100,000             $1.76

              Common stock issued for cash of $550,000
                April 2000                                                   594,595              $.93

              Common stock issued for conversion of $150,000
                in debentures and accrued interest of $3,033                 212,532              $.72


     The Company also has 400,000 shares of common stock held in escrow as collateral for a note payable (see Note 9). The Company has not valued these shares since they will only be issued in the event of default on the loan.

     Subsequent to June 30, 2001, the Company sold 920,000 shares of restricted common stock in a private placement for cash of $276,000, or $.30 per share, and 71,429 shares of common stock for cash of $25,000, or $.35 per share, through the exercise of stock options.

     The Company's board of directors has the authority to grant stock options to employees, officers, and certain non-employees. These options are considered nonqualified for income tax purposes.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CAPITAL STOCK AND STOCK OPTIONS (Continued)

     As of June 30, 2001, the Company had granted to employees options to purchase 1,655,000 shares of common stock at a weighted average exercise price of $1.34 per share and with a weighted average remaining contractual life of 4 years. Of these options, 1,239,000 shares were exercisable at June 30, 2001.

     As of June 30, 2001, the Company had outstanding 2,060,431 stock options to non-employees under various agreements with exercise prices ranging from $.35 to $3.00 per share, expiring between March 2002 and May 2006. During the six months ended June 30, 2001, 1,690,000 options were granted to non-employees at prices ranging from $.35 to $1.25. During that same time period, 334,285 options were exercised at $.35 per share and 275,271 options expired.

NOTE 14 - OPERATING LEASES

     The Company leased equipment and furniture from a company owned by the Company's CEO under an operating lease which expired on March 31, 2001. At June 30, 2001, approximately $96,000 in past lease payments is outstanding (see Note 7).

     The Company leases office and warehouse space under an operating lease agreement dated November 22, 1999. The base monthly rental under the lease is $3,190. The lease expires December 31, 2001, with an option on the part of the Company to renew for an additional two years. The Company's future minimum rental under this operating lease amounts to $19,140 at June 30, 2001.

NOTE 15 - LOSS PER SHARE

     The amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented are as follows:

                                                                  For the Three                For the Six
                                                                   Months Ended                Months Ended
                                                                     June 30,                    June 30,
                                                          ---------------------------   ----------------------------
                                                              2001          2000            2001            2000
                                                          ------------   ------------   ------------    ------------
          Loss from continuing operations
            available to common shareholders
            (numerator)                                   $   (282,952)  $   (241,147)  $   (576,469)   $   (568,313)
                                                          ------------   ------------   ------------    ------------

          Gain on extinguishment of debt  (numerator)     $       --     $     79,781   $      2,224    $     94,090
                                                          ------------   ------------   ------------    ------------
          Weighted average number of common
           shares outstanding during the period used
           in per share calculations (denominator)          10,188,655      8,089,701      9,831,218       7,513,488
                                                          ------------   ------------   ------------    ------------

     At June 30, 2001 and 2000, the Company had outstanding common stock purchase options for 3,715,431 and 2,219,716 shares, respectively (see Note
     13), which were not included in the loss per share computation because their effect would be anti-dilutive.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - SUBSEQUENT EVENTS

     Subsequent to June 30, 2001, the Company entered into a $200,000, secured convertible note agreement. The note is due 120 days after signing and bears interest at 6%. The note may be converted to common stock at $.30 per share at the option of the holder. The note is collateralized by certain equipment with an approximate value of $200,000. If the note is not converted to common stock, the Company has the option to repay the note with cash or by releasing the equipment collateralizing the note to the holder.

     Subsequent to June 30, 2001, the Company sold 920,000 shares of restricted common stock in a private placement for cash of $276,000, or $.30 per share, and 71,429 shares of common stock for cash of $25,000, or $.35 per share, through the exercise of stock options.

NOTE 17 - GOING CONCERN

     The accompanying condensed financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses in recent years and has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to mitigate this doubt by raising additional funds through debt and/or equity offerings (see Note 16) and by substantially increasing sales. There is no assurance that the Company will be successful in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following is a discussion of certain factors affecting Q Comm International, Inc.'s ("Q Comm" or the "Company") results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Company's consolidated condensed financial statements and related notes that are included herein.

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

OVERVIEW

Q Comm International, Inc., a Utah corporation, is a national telecommunications service provider specializing in the sale and distribution of various prepaid telecommunications products including prepaid calling cards, prepaid wireless service and prepaid home dialtone phone services throughout the United States. The Company dispenses its products through Qxpress(TM), a total management system that allows retailers to: (i) instantly provide any prepaid telecommunications service at the point of purchase on demand and thus minimize shelf space requirements, (ii) print flexible sales reports, and (iii) eliminate expensive inventory, and prevent theft and fraud.

The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol QCCM.OB

The Company's revenues originate from the sale of prepaid calling cards, wireless services and prepaid home dialtone through the Qxpress(TM) point of sale activation system and from service fees associated with the Qxpress(TM) system, which are charged when weekly sales quotas have not reached the minimum amount set by Q Comm. The Company also generates revenues from the sale of printed prepaid wireless phone cards. Other revenues include interest and miscellaneous income. While Q Comm offers several prepaid telecommunication products, the Company believes that its future business will be primarily in the prepaid wireless market and providing point-of- sale solutions to wireless carriers.

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

The Company's objective is to be one of the leading prepaid telecommunications companies in the United States. To achieve this, it will be necessary for Q Comm to expand the size of its revenues through direct as well as third party sales and to expand its scope of services to generate revenue through multiple business models and customer types. The Company also needs to capitalize on its early marketing success by continuing to expand the current distribution channels and to maintain its focus on emerging technology while continuing to retain its high level of expertise in this industry. The Company intends to introduce many more innovative product solutions to the prepaid telecommunication market by exploiting leading technologies and creating leading-edge, customized solutions for emerging customer segments.

International opportunities are also emerging for the Company in the telecommunications industry. The international market for prepaid wireless services is generally more developed than in the United States, which provides Q Comm with an unprecedented opportunity to develop strategic relationships for the marketing prepaid telecommunication systems.

The key to the Company's future success lies in its ability to continue to provide premier prepaid telecommunications products, enhance its point of sale activation system (Qxpress(TM)), execute its strategy of acquisition and broker/wholesaler network expansion, and obtain funding needed to carry out these objectives.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000 AND FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000.

REVENUES

Q Comm generates and recognizes revenues under the category entitled "telecommunications" which includes prepaid wireless services, prepaid calling cards, prepaid home dialtone services, renewal fees of those master sales agents who have maintained their licensing agreements with the Company, and other sales and miscellaneous income.

During the six months ended June 30, 2001, Q Comm's net sales were $5,739,840 as compared to $449,971 during the quarter ended June 30, 2000, representing an increase of $5,289,869. The increase during the year was primarily attributable to the Company's aggressive change in the manner in which it distributes its products. In response to distribution trends in the prepaid marketplace, namely the rapid increase in retail distribution, Q Comm determined that the master agent reseller program, consisting mostly of small office/home office ("SOHO") type resellers, was not producing reliable revenue streams nor did it effectively serve retail distribution channels where market growth was expanding rapidly. In order to take advantage of the current and projected growth in retail distribution and to achieve predictable revenues, the Company changed its distribution methodology from a business-to-consumer model, in which sales were effected by small master agent resellers selling directly to consumers, to a business-to-business model, in which large independent telecommunications brokers and wholesale food distributors marketed Q Comm's products to a large number of retailers with whom they had pre-existing relationships. The Company believes that targeting retail environments through large business-to-business oriented independent telecommunications brokers and food wholesalers will ultimately result in significantly higher and more stable net sales and overall profitability. This change in strategy has resulted in increasing revenues throughout the year ended December 31, 2000 and continuing into 2001. The Company attributes this increase to the positive effects from the change in the manner in which the Company's products are marketed, with greater reach through the use of a large wholesale and distribution network implementation, and from the benefits provided by its point-of-sale activation system (Qxpress(TM)).

During the three months ended June 30, 2001, Q Comm's net sales increased $3,584,589 to $3,885,910, from $301,321 in the comparable period in 2000. The
Company attributes this change to the same factors discussed above.

COST OF GOODS SOLD

The Company's cost of goods sold increased $3,061,123, from $253,842 for the six months ended June 30, 2000 to $3,314,965 for the six months ended June 30, 2001. The increase in the cost of goods sold during this period is principally associated with the increase in revenues. Additionally, the Company's direct cost structure has changed somewhat as a result of the discontinuation of marketing the master agent reseller program, as noted above. The Company believes there are many advantages in terms of controlling costs in its current business model, which is focused on purchasing electronic PINs for distribution through its Qxpress (TM) terminals. These advantages include no inventory costs, minimal distribution costs, and immediate payment for product sales all of which favorably impact both cost of goods sold and operating expenses.

During the three months ended June 30, 2001, cost of goods sold increased $1,917,656, from $156,585 for the three months ended June 30, 2000 to $2,074,241 for the three months ended June 30, 2001. This increase is also attributable to the increase in revenues as noted above.

OPERATING EXPENSES

Total operating expenses for the six months ended June 30, 2001 increased to $2,962,364 from $737,932 during the same period in 2000, or an increase of $2,224,432. For the three months ended June 30, 2001, total operating expenses were $2,076,554 compared to $370,934 for the same period in 2000. Factors contributing to the changes are discussed below.

Commissions and fees increased $2,106,518, from $75,281 for the six months ended June 30, 2000 to $2,181,799 for the six months ended June 30, 2001. These expenses are principally commissions paid to merchants and brokers for product sales through the Qxpress(TM) terminals and are a fixed percentage of the sale amount. The increase in commissions and fees is solely a function of increased revenues. Beginning in 2001, the Company reflects these costs as a component of operating expenses. Prior to 2001, such expenses were included in the cost of goods sold. For purposes of comparability, the Company has reclassified comparable amounts for the three- and six-month periods ended June 30, 2000. For the three months ended June 30, 2001, commissions and fees were $1,665,163 compared to $56,028 the three months ending June 30, 2000. The increase is due to the increase in revenues during the period.

Research and development expenses were $57,500 for both the three- and six-month periods ended June 30, 2001. No expenses of this nature were incurred in the comparable periods in 2000. During the three months ended June 30, 2001, the Company incurred expenses related to the development of new products and services. These expenses were fees paid to an external company; no internal expenses have been classified as research and development to date. The Company expects to continue to incur research and development expenses through at least the next fiscal quarter.

Selling expenses decreased $11,631 (9.0%) for the six months ended June 30, 2001 compared to the six months ended June 30, 2000, and decreased $4,595 (6.4%) for the three months ended June 30, 2001 compared to the same period in 2000. Both these decreases were due to slightly lower salary and benefit expenses related to sales personnel.

General and administrative expenses increased $26,585 (5.2%) from the six-month period ended June 30, 2000 to the comparable period in 2001, and increased $22,243 (9.8%) from the three-month period ended June 30, 2000 to the comparable period in 2001. The increase in general and administrative expenses was principally caused by an increase in salary and benefit expenses with the addition of customer service and support staff. The Company believes only modest growth, if any, in general and administrative personnel costs will be required to sustain increased sales and the new products and services contemplated by the Company.

Depreciation and amortization expenses increased $45,460 and $21,337 for the six- and three-month periods ended June 30, 2001, respectively, when compared to the same periods in 2000, reflecting increased investment in property and equipment (principally Qxpress(TM) terminals).

LOSS FROM OPERATIONS

The Company had a loss from operations of $537,489 for the six months ended June 30, 2001 as compared to a loss of $541,803 for the six months ended June 30, 2000. This loss was primarily attributable to the Company's change in strategic direction and the costs associated with this change in strategy. The Company expects its investment in an expanded distribution network and in new products and services to result in continued growth in revenues in the future, with resulting improvement in results from operations.

The loss from operations for the three months ended June 30, 2001 was $264,885 compared to $226,198 for the three months ended June 30, 2000.

OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEM

Net other expense for the six months ended June 30, 2001 increased by $12,470 compared to the six months ended June 30, 2000 ($38,980 vs. $26,510, respectively), and increased by $3,118 for the three months ended June 30, 2001 when compared to the same period in 2000 ($18,067 vs. $14,949). The increases were the result of higher interest expenses associated with borrowings.

The Company experienced a gain on extinguishment of debt of $2,224 for the six months ended June 30, 2001 as compared to $94,090 for the comparable period in 2000. For the three months ended June 30, 2001, no gain of this type occurred while $79,781 was recorded in the comparable period in 2000. This difference is due to a large one-time settlement and resulting gain in April 2000.

NET LOSS

For the six months ended June 30, 2001, the Company had a loss before income taxes of $574,245 as compared to $474,223 for the same period in 2000. For the three months ended June 30, 2001, the Company had a loss before income taxes of $282,952 as compared to $161,366 for the same period in 2000. These differences are primarily resulting from the large extraordinary gain recorded in 2000 as discussed above. The Company expects to continue to experience an increase in its revenue base and, with margins on sales expected to be relatively consistent with current levels, anticipates profitability in the foreseeable future.

The Company has available at June 30, 2001, operating loss carryforwards of approximately $4,250,000, which may be applied against future taxable income in years through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward, the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,445,000 as of June 30, 2001, with an offsetting valuation allowance at June 30, 2001 of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, convertible debentures, and notes payable. As of June 30, 2001, the Company had a working capital deficit (current assets less current liabilities) of approximately $1,880,000 compared to a deficit of approximately $1,100,000 at December 31, 2000. This increase is primarily attributable to the Company's funding of an increase in property and equipment (primarily Qxpress(TM) terminals) and certain operating costs with short-term liabilities. The Company may seek to issue corporate debt or equity securities in order to satisfy its cash needs for the coming year. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. No assurance can be given that the Company will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

Subsequent to June 30, 2001, the Company sold 991,429 shares of common stock for cash of $301,000 at prices ranging from $.30 to $.35 per share. Also, in August 2001 the Company received $200,000 from a secured convertible note. (See Note 16 to the Unaudited Condensed Financial Statements included under Item 1 herein.)

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


Item 5. Other Information

     Registrant is not reporting any additional matters under this Item on this Quarterly Report on Form 10-QSB.


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          None

     (b) During the period covered by this Quarterly Report on Form 10-QSB, there were no reports on Form 8-K filed.

                                   SIGNATURES


     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Q Comm International, Inc.
                                            [Registrant]

                                            August 13, 2001


                                         By: /s/ Paul Hickey
                                            ------------------------------------
                                            Paul Hickey, Chief Executive Officer



                                         By: /s/  Stephen Flaherty
                                            ------------------------------------
                                            Stephen Flaherty, President and
                                            Acting Chief Financial Officer