Form 10QSB
period 2001-09-30
Q COMM INTERNATIONAL INC
filed 2001-11-13
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                         COMMISSION FILE NUMBER: 0-28885


                           Q COMM INTERNATIONAL, INC.
           ----------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                  Utah                                     87-0674277
         ----------------------                       -------------------
        (State of incorporation)                      IRS Employer ID No.

                   1145 South West 1680, Orem, Utah 84058-4930
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (801) 226-4222
                ------------------------------------------------
                         (Registrant's telephone number)

Check whether the issuer

     (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]       No [ ]

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2001, there were 12,713,107 shares of common stock outstanding.

Transitional Small Business Disclosure Format: [ ] Yes [X] No

Part I

Item 1. Financial Statements










                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                    UNAUDITED CONDENSED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY




                                    CONTENTS

                                                                          PAGE
                                                                          ----


--       Unaudited Condensed Consolidated Balance Sheets,
            September 30, 2001 and December 31, 2000                         F-1


--       Unaudited Condensed Consolidated Statements of
            Operations, for the three and nine months ended
            September 30, 2001 and 2000                                      F-2


--       Unaudited Condensed Consolidated Statements of Cash
            Flows, for the nine months ended September 30, 2001
            and 2000                                                     F-3 - 4


--        Notes to Unaudited Condensed Consolidated Financial
            Statements                                                  F-5 - 13

                          Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                       UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                            ASSETS

                                                                 September 30,   December 31,
                                                                      2001           2000
                                                                  -----------    -----------
CURRENT ASSETS:
     Cash in bank                                                 $    36,017    $    97,740
     Certificates of deposit                                          100,000        100,000
     Accounts receivable                                               64,720        184,764
     Prepaid expenses                                                  41,500           --
     Inventory                                                         23,663           --
                                                                  -----------    -----------
               Total Current Assets                                   265,900        382,504
                                                                  -----------    -----------

PROPERTY & EQUIPMENT, net                                             575,544        190,751
                                                                  -----------    -----------
OTHER ASSETS:
     Goodwill, net                                                    155,865        189,549
     Capitalized software development costs                           455,510          3,478
     Deposits                                                           3,558          2,738
                                                                  -----------    -----------
               Total Other Assets                                     614,933        195,765
                                                                  -----------    -----------
                                                                  $ 1,456,377    $   769,020
                                                                  ===========    ===========


                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Lines of credit                                              $    31,222    $    63,368
     Accounts payable                                                 813,706        355,633
     Accrued expenses                                                 172,001        136,729
     Related party obligations                                        419,602        334,529
     Notes payable and capital lease obligations                      146,973        100,000
     Investor advances                                                231,446        292,000
     Convertible note                                                 200,000           --
     Convertible debenture                                             50,000         50,000
     Contingent liability                                             159,235        159,235
                                                                  -----------    -----------
               Total Current Liabilities                            2,224,185      1,491,494
                                                                  -----------    -----------
LONG TERM OBLIGATIONS:
     Notes payable and capital lease obligations                       67,498        100,000
                                                                  -----------    -----------
               Total Liabilities                                    2,291,683      1,591,494
                                                                  -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value,
       50,000,000 shares authorized,
       12,456,255 and 9,213,655 shares
       issued and outstanding, respectively                            12,456          9,214
     Capital in excess of par value                                 3,801,602      2,853,633
     Retained Deficit                                              (4,514,364)    (3,685,321)
                                                                  -----------    -----------
                                                                     (700,306)      (822,474)
     Less stock subscription receivable                              (135,000)          --
                                                                  -----------    -----------

               Total Stockholders' Equity (Deficit)                  (835,306)      (822,474)
                                                                  -----------    -----------
                                                                  $ 1,456,377    $   769,020
                                                                  ===========    ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                              Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS




                                                For the Three                  For the Nine
                                                Months Ended                   Months Ended
                                                September 30,                  September 30,
                                        ----------------------------    ----------------------------
                                            2001            2000            2001            2000
                                        ------------    ------------    ------------    ------------
NET SALES                               $  5,531,640    $    458,352    $ 11,271,480    $    908,323

COST OF GOODS SOLD                         3,774,877         301,832       7,089,842         555,674
                                        ------------    ------------    ------------    ------------
GROSS PROFIT                               1,756,763         156,520       4,181,638         352,649
                                        ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Commissions and fees                  1,548,153         106,492       3,729,952         181,773
     Research and development                 79,330            --           136,830            --
     Selling expenses                         77,372          51,058         195,343         185,794
     General and administrative              223,458         238,820         759,271         742,914
     Depreciation and amortization            43,599          21,528         112,880          45,349
                                        ------------    ------------    ------------    ------------
         Total Operating Expenses          1,971,912         417,898       4,934,276       1,155,830
                                        ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                        (215,149)       (261,378)       (752,638)       (803,181)

OTHER INCOME (EXPENSE):
     Other income                                908           1,352           2,684           1,352
     Other expense                           (40,557)        (16,694)        (81,313)        (43,204)
                                        ------------    ------------    ------------    ------------
         Total Other Income (Expense)        (39,649)        (15,342)        (78,629)        (41,852)
                                        ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                 (254,798)       (276,720)       (831,267)       (845,033)

CURRENT TAX EXPENSE                             --              --              --              --

DEFERRED TAX EXPENSE                            --              --              --              --
                                        ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM              (254,798)       (276,720)       (831,267)       (845,033)

EXTRAORDINARY ITEM - Gain on
     extinguishment of debt                     --            12,799           2,224         106,889
                                        ------------    ------------    ------------    ------------

NET LOSS                                $   (254,798)   $   (263,921)   $   (829,043)   $   (738,144)
                                        ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE:
Loss from continuing operations         $       (.02)   $       (.03)   $       (.08)   $       (.11)
     Extraordinary item                         --              --              --               .02
                                        ------------    ------------    ------------    ------------

BASIC LOSS PER COMMON SHARE             $       (.02)   $       (.03)   $       (.08)   $       (.09)
                                        ============    ============    ============    ============


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                           Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Nine
                                                                         Months Ended
                                                                         September 30,
                                                                  --------------------------
                                                                     2001            2000
                                                                  -----------    -----------
Cash Flows from Operating Activities:
     Net loss                                                     $  (829,043)   $  (738,144)
     Adjustments to reconcile net
       loss to net cash used by
       operating activities:
        Gain on extinguishment of debt                                 (2,224)      (106,889)
        Depreciation and amortization expense                         112,880         45,349
        Stock issued for non-cash consideration                       115,211           --
        Change in assets and liabilities:
           Decrease in accounts receivable                            120,044            998
           Increase in prepaid expenses                               (41,500)          --
           Increase in other assets                                      (820)        (2,178)
           Increase in inventory                                      (23,663)          --
           Increase (decrease) in accounts payable                    460,297        (89,665)
           Increase in accrued expenses                                35,272        113,352
           Increase in related party obligations                       85,073         32,323
                                                                  -----------    -----------
               Net Cash Provided (Used) by Operating Activities        31,527       (744,854)
                                                                  -----------    -----------
Cash Flows from Investing Activities:
     Capitalized software development costs                          (452,032)          --
     Purchase of property & equipment                                (437,911)      (167,119)
     Increase in certificates of deposit                                 --         (100,000)
                                                                  -----------    -----------
               Net Cash Used by Investing Activities                 (889,943)      (267,119)
                                                                  -----------    -----------
Cash Flows from Financing Activities:
     Issuance of common stock                                         701,000        885,000
     Proceeds from investor advances                                     --          292,000
     Payment on investor advances                                     (60,554)          --
     Proceeds from convertible notes                                  200,000           --
     Proceeds from convertible debenture                                 --           50,000
     Net decrease in lines of credit                                  (32,146)       (97,533)
     Payments on notes payable                                        (11,607)       (30,827)
                                                                  -----------    -----------
               Net Cash Provided by Financing Activities              796,693      1,098,640
                                                                  -----------    -----------
Net Increase (Decrease) in Cash                                       (61,723)        86,667

Cash at Beginning of Period                                            97,740         42,488
                                                                  -----------    -----------
Cash at End of Period                                             $    36,017    $   129,155
                                                                  ===========    ===========
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the periods for:
       Interest expense                                           $    28,645    $      --
       Capitalized interest                                       $    14,023    $      --
       Income taxes                                               $       100    $      --


                                          (Continued)

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)

Supplemental Schedule of Noncash Investing and Financing Activities:

     For the nine months ended September 30, 2001:

          The Company issued 755,934 shares of common stock for services valued at $244,079, including stock offering costs of $128,868.

          The Company issued 385,715 shares of common stock for a subscription receivable.

          The Company obtained computer equipment with a value of $26,442 by entering into a capital lease.

     For the nine months ended September 30, 2000:

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

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

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

     Software Development Costs - The Company capitalizes software development costs incurred to develop certain of the Company's new products and services in accordance with Statement of Financial Accounting Standards
     (SFAS) No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Costs are capitalized only after the technological feasibility of the project has been established. Once completed, project costs will be amortized over the estimated useful life of the software of five years.

     The Company regularly reviews the carrying value of such capitalized software costs. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the applicable software, any remaining capitalized amounts are written off.

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

     Reclassifications - Certain amounts in the financial statements for the periods ended September 30, 2000 have been reclassified to conform to headings and classifications used in the September 30, 2001 financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION

     During March 2000, the Company issued 100,000 shares of common stock valued at $1.76 and a note payable for $50,000 to purchase all of the issued and outstanding shares of Azore Acquisition Corporation (Azore). The merger was accounted for as a purchase. Subsequent to the merger, Azore was merged into the Company and dissolved. Goodwill of $224,561 representing the excess of the cost of purchasing Azore over the fair market value of the assets at the date of acquisition was recorded and is being amortized on the straight-line method over 5 years. Amortization expense recognized during the periods ended September 30, 2001 and 2000 was $33,684 and $18,504, respectively.

NOTE 3 - CERTIFICATES OF DEPOSIT

     The Company has certificates of deposit with a cost and market value of $100,000 at September 30, 2001. The certificates mature May 2002 with a maturity value of $103,600. One of the certificates of deposit in the amount of $50,000 is collateral for the Company's line of credit (See Note
     6).

NOTE 4 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                                September 30,    December 31,
                                                   2001             2000
                                                -----------     ------------

              Equipment                         $   696,381     $    234,312
              Office and miscellaneous                4,512            2,633
                                                -----------     ------------
              Total Cost                            700,893          236,945

              Accumulated Deprecation              (125,349)         (46,194)
                                                ------------    ------------
              Property & Equipment, net         $   575,544     $    190,751
                                                ============    ============

     Depreciation expense for the nine months ended September 30, 2001 and 2000 was $79,196 and $26,845, respectively.

     Equipment with a value of approximately $200,000 has been pledged as collateral on a convertible note (see Note 10). Also, equipment with a remaining book value of approximately $25,000 has been pledged as collateral on a capital lease (see note 9).

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITALIZED SOFTWARE DEVELOPMENT

     Capitalized software costs at September 30, 2001 are related to projects in process and accordingly, no amortization has been recorded. Information related to capitalized software costs is as follows:

                  Balance, beginning of period                  $      3,478
                  Capitalized during the period                      452,032
                                                                ------------
                  Balance, end of period                        $    455,510
                                                                ============

     There were no capitalized software costs during the period ended September 30, 2000.

NOTE 6 - LINES OF CREDIT

     The Company has a $50,000 line of credit with a bank. At September 30, 2001, there was no balance outstanding. The line accrues interest at prime plus 2% (9% at September 30, 2001), and is due in May 2002. The line is secured by a $50,000 certificate of deposit.

     At September 30, 2001, the Company has a $31,222 balance outstanding on a line of credit with a bank. The line of credit bears interest at a rate of 10.5% and is due on demand.

NOTE 7 - RELATED PARTY OBLIGATIONS

     Accrued Expenses - At September 30, 2001, the Company owes the Chief Executive Officer $238,842, principally consisting of unpaid equipment lease expenses (see Note 15) and deferred salary.

     Notes Payable - At September 30, 2001, the Company has two notes together with accrued interest totaling $180,760 payable to the Company's Chief Executive Officer. The notes are payable on demand and bear interest at 10%.

NOTE 8 - INVESTOR ADVANCES

     At September 30, 2001, the Company owes investors $231,446 for advances. The advances were restructured on September 15, 2001 with the full amount of the note plus accrued interest at 18% due on January 31, 2002.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE

     At September 30, 2001, the Company has a note payable for $100,000. The note bears interest at a rate of 15% per annum, payable monthly, and is due January 2, 2002. If the Company does not make the interest payments or principal balloon payment, a late penalty equal to 10% of the amount owed will be assessed 5 calendar days after the payment was due. The Company has pledged 400,000 common shares as collateral for the loan (see Note 13).

     At September 30, 2001, the Company has a note payable with an original balance of $50,000 and a remaining balance of $46,350. The note bears interest at a rate of 12% per annum and is due on November 27, 2002. On August 15, 2001, the note was extended one year in exchange for payment of accrued interest to date of $4,350 and principal reduction in the amount of $3,650. In connection with obtaining the note, the Company issued 25,000 options to purchase common stock exercisable at $.60 per share expiring November 27, 2003, with demand registration rights.

     At September 30, 2001, the Company has a note payable with an original balance of $50,000 and a remaining balance of $42,084 in connection with an acquisition (see Note 2). The note bears interest at 18% per annum. Monthly principal and interest payments of $4,951 are due through May 2002.

     In July 2001, the Company entered into a lease for certain computer equipment with a value of $26,442. The lease was capitalized for accounting purposes and the Company recorded a capital lease obligation in that amount. The lease is payable over four years with monthly payments of $820. At September 30, 2001, the outstanding balance on the lease is 26,037, of which 21,148 is classified as long-term.

NOTE 10 - CONVERTIBLE DEBENTURES/NOTES

     At September 30, 2001, the Company has $50,000 in convertible debentures which may be converted to common stock at $.30 per share at the option of the holder. The debentures bear interest at 12.5% and are due July 6, 2002.

     On August 9, 2001, the Company entered into a $200,000, secured convertible note agreement. The note is due January 31, 2002 and bears interest at 6%. The note may be converted to restricted shares of common stock at $.30 per share at the option of the holder. The note is collateralized by certain equipment with an approximate value of $200,000. If the note is not converted to common stock, the Company has the option to repay the note with cash or by releasing the equipment collateralizing the note to the holder.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CONTINGENT LIABILITY

     During the year ended December 31, 2000, the Company purchased certain software and hardware from an unrelated party for $1,000,000, payable at various dates through October 2001. Subsequently, the Company determined through due diligence to exercise its right of recision specified in the contract and return the items to the seller. Under the terms of the contract, the Company may be liable for amounts due the seller prior to notification of termination. Management of the Company believes the amount that will ultimately be paid to the seller, if any, is not determinable but will be immaterial to the financial statements at September 30, 2001.

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

     Management of the Company believes the bank reversed charges that should not have been under the terms and conditions of the consumers' agreement and therefore disputes the amount claimed by the bank.

     The Company has recorded a contingent liability of $159,235 in connection with these matters.

NOTE 12- INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2001 operating loss carryforwards of approximately $4,500,000, which may be applied against future taxable income and which expires in various years through 2020.

     The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,600,000 as of September 30, 2001, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2001 is approximately $350,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CAPITAL STOCK AND STOCK OPTIONS

     A summary of common stock transactions for the nine months ended September 30, 2001 and 2000 is as follows:

                                                                      No. of        Price
     Period Ended September 30, 2001                                  Shares      Per Share
     -------------------------------                                  ------      ---------
     Common stock issued for cash of $40,000 through private
        placement memorandum, February 2001                           133,333     $    .30

     Common stock issued for services of $81,929, February 2001       281,000     $.28 - $.40

     Common stock issued for services of $118,300, March 2001         345,000     $.34 - $.35

     Common stock issued for services of $6,250, May 2001              25,000     $    .25

     Common stock issued for cash of $100,000 through exercise of
        stock option, May 2001                                        285,714     $    .35

     Common stock issued for services of $12,500, June 2001            25,000     $    .50

     Common stock issued for cash of $17,000 through exercise of
        stock option, June 2001                                        48,571     $    .35

     Common stock issued for cash of $25,000 through exercise of
        stock option, July 2001                                        71,429     $    .35

     Common stock issued for cash of $204,000 through private
        placement memorandum, August 2001                             680,000     $    .30

     Common stock issued for cash of $172,000 through private
        placement memorandum, September 2001                          573,333     $    .30

     Common stock issued for cash of $73,000 through exercise of
        stock option, September 2001                                  208,571     $    .35

     Common stock issued for cash of $70,000 through exercise of
        stock option, September 2001                                  100,000     $    .70

     Common stock issued for services of $25,100, September 2001       79,934     $.30 - $.54

     Common stock issued for subscription receivable of $135,000,
        September 2001                                                385,715     $    .35

     Period Ended September 30, 2000
     -------------------------------
     Common stock issued for conversion of $500,000 in debentures
        and accrued interest of $7,755, February 2000                 683,523     $.70 - $1.00

     Common stock issued for acquisition, March 2000                  100,000     $   1.76

     Common stock issued for cash of $550,000 through private
        placement memorandum, April 2000                              594,595     $    .93

     Common stock issued for conversion of $150,000 in debentures
        and accrued interest of $3,033, May 2000                      212,532     $    .72

     Common stock issued for cash of $25,000 through private
        placement memorandum, July 2000                                27,027     $    .93

     Common stock issued for cash of $150,000 through private
        placement memorandum, August 2000                             162,162     $    .93

     Common stock issued for cash of $210,000 through stock
        registration, September 2000                                  300,000     $    .70

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CAPITAL STOCK AND STOCK OPTIONS (Continued)

     The above issuances of common stock under private placement memorandums were restricted shares.

     The Company has 400,000 shares of common stock held in escrow as collateral for a note payable (see Note 9). The Company has not valued these shares since they will only be issued in the event of default on the loan.

     The Company's board of directors has the authority to grant stock options to employees, officers, and certain non-employees. These options are considered nonqualified for income tax purposes.

     As of September 30, 2001, the Company had granted to employees options to purchase 2,430,000 shares of common stock at a weighted average exercise price of $1.00 per share and with a weighted average remaining contractual life of 5 years. Of these options, 1,586,250 shares were exercisable at September 30, 2001.

     As of September 30, 2001, the Company had outstanding 2,490,049 stock options to non-employees under various agreements with exercise prices ranging from $.30 to $3.00 per share, expiring between March 2002 and September 2006. During the nine months ended September 30, 2001, 3,198,667 options were granted to non-employees at prices ranging from $.30 to $1.25. During that same time period, 1,100,000 options were exercised at prices ranging from $.35 to $.70 per share and 275,271 options expired.

NOTE 14 - LOSS PER SHARE

     The amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented are as follows:

                                                           For the Three                  For the Nine
                                                           Months Ended                   Months Ended
                                                           September 30,                  September 30,
                                                   ----------------------------    ----------------------------
                                                      2001             2000            2001            2000
                                                   ------------    ------------    ------------    ------------
     Loss from continuing operations
       available to common shareholders
       (numerator)                                 $   (254,798)   $   (276,720)   $   (831,267)   $   (845,033)
                                                   ------------    ------------    ------------    ------------

     Gain on extinguishment of debt  (numerator)   $       --      $     12,799    $      2,224    $    106,889
                                                   ------------    ------------    ------------    ------------
     Weighted average number of common
       shares outstanding during the period used
       in per share calculations (denominator)       11,028,570       8,344,297      10,234,722       7,792,446
                                                   ------------    ------------    ------------    ------------

     Because the Company incurred losses for the three and nine month periods ended September 30, 2001, the effect of dilutive securities totaling 1,526,717 and 1,376,717 equivalent shares, respectively, has been excluded from the loss per share computation as its impact would be antidilutive.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

     NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - OPERATING LEASES

     The Company leased equipment and furniture from a company owned by the Company's CEO under an operating lease which expired on March 31, 2001. At September 30, 2001, approximately $96,000 in past lease payments is outstanding (see Note 7).

     The Company leases office and warehouse space under an operating lease agreement dated November 22, 1999. The base monthly rental under the lease is $3,190. The lease expires December 31, 2001, with an option on the part of the Company to renew for an additional two years. The Company's future minimum rental under this operating lease amounts to $9,570 at September 30, 2001.

NOTE 16- SUBSEQUENT EVENTS

     On October 18, 2001, the Company entered into an agreement with American Payment Systems, Inc. (APS) wherein APS will acquire a minority interest in the Company through the purchase of 11,400,000 shares of common stock from the Company for $5,700,000. Upon closing, APS will also be issued a warrant to purchase additional shares of common stock from the Company at $1.25 per share such that the ownership percentage of APS will increase to 55% of fully diluted shares outstanding after exercise. The warrant will be exercisable after the earlier of two years from the closing date or the termination of the Company's president other than for cause, except that the warrant may be exercised immediately in the event any third party accumulates over 15% of the outstanding shares of the Company or in the event of a change in control. The board of directors of the Company approved the transaction on October 22, 2001. The proposed transaction may be terminated by either party in limited circumstances. The deadline for closing of the transaction is January 31, 2002.


     During October 2001, 380,000 options to purchase common stock of the Company were exercised through a "cashless exercise", resulting in the issuance of 256,852 shares of common stock.

NOTE 17- GOING CONCERN

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

The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol QCCM.OB

The Company's revenues originate from the sale of prepaid calling cards, wireless services and prepaid home dialtone through the Qxpress(TM) point of sale activation system and from service fees associated with the Qxpress(TM) system, which are charged when weekly sales quotas have not reached the minimum amount set by Q Comm. The Company also generates revenues from the sale of printed prepaid wireless phone cards. Other revenues include interest and miscellaneous income. While Q Comm offers several prepaid telecommunication products, the Company believes that its future business will be primarily in the prepaid wireless market and providing point-of-sale solutions to wireless carriers.

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

PROPOSED TRANSACTION

On October 18, 2001, the Company entered into an agreement with American Payment Systems, Inc. (APS) wherein APS will acquire a minority interest in the Company by purchasing 11,400,000 shares of common stock from the Company for $5,700,000. Upon closing of the transaction, APS will be granted a 10-year warrant to purchase additional shares of common stock at $1.25 per share such that the ownership percentage of APS will be increased to 55% of fully diluted shares outstanding after exercise. The warrant is exercisable upon the earlier of two years or the termination of Q Comm's president other than for cause, except that the warrant may be exercised immediately in the event any third party accumulates over 15% of the outstanding shares of the Company, or in the event of a change in control. Other key features of the proposed transaction include
i) interim financing for the Company in the form of $600,000 in loans to be repaid from proceeds at closing; ii) up to $10 million in equipment lease financing to the Company and/or its customers; iii) restructuring Q Comm's board of directors to a five-member board of which two seats will be nominated by APS; and iv) granting a license for APS to use the Company's technology in the event Q Comm fails to fulfill any of its ongoing material obligations to APS or its subsidiaries or in the event of bankruptcy, insolvency, or reorganization of Q Comm. The proposed transaction is contingent upon reaching a satisfactory employment agreement with the Company's President, approval by each of the entities' boards of directors (which has subsequently occurred), and closing by January 31, 2002. The proposed transaction may be terminated by either party in limited circumstances. On October 26, 2001 the Company filed a current report on Form 8-K describing this transaction more fully.

Management of Q Comm believes the proposed transaction benefits the Company and its shareholders by i) providing capital needed to allow the Company the opportunity to grow at an increased rate in a rapidly-expanding market; ii) improving significantly the Company's balance sheet position, which provides enhanced credibility as the Company pursues significant domestic and international opportunities; iii) providing a strategic relationship with a strong financial partner, with opportunities to increase the use of Q Comm's technology by APS in the bill payment industry; and iv) accomplishing the above in a period of uncertain conditions in the financial markets, particularly for relatively smaller companies such as Q Comm.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000.

REVENUES

Q Comm generates and recognizes revenues under the category entitled "telecommunications" which includes prepaid wireless services, prepaid calling cards, prepaid home dialtone services, renewal fees of those master sales agents who have maintained their licensing agreements with the Company, and other sales and miscellaneous income.

During the nine months ended September 30, 2001, Q Comm's net sales were $11,271,480 as compared to $908,323 during the nine months ended September 30, 2000, representing an increase of $10,363,157. The increase during the year was primarily attributable to the Company's successful growth strategies in the rapidly expanding prepaid wireless market and from the benefits provided by its point-of-sale activation system (Qxpress(TM)).

The Company changed its distribution methodology approximately 18 months ago from a business-to-consumer model, in which sales were effected by small master agent resellers selling directly to consumers, to a business-to-business model, in which large independent telecommunications brokers and wholesale food distributors marketed Q Comm's products to a large number of retailers with whom they had pre-existing relationships. The Company believes that targeting retail environments through large business-to-business oriented independent telecommunications brokers and food wholesalers will continue to generate higher and more stable net sales and overall profitability. This change in strategy has resulted in increasing revenues throughout the latter part of the year ended December 31, 2000 and continuing into 2001.

During the three months ended September 30, 2001, Q Comm's net sales increased $5,073,288 to $5,531,640, from $458,352 in the comparable period in 2000. The
Company attributes this change to the same factors discussed above.

COST OF GOODS SOLD

The Company's cost of goods sold was $7,089,842 for the nine months ended September 30, 2001 compared to $555,674 for the nine months ended September 30, 2000. The increase in the cost of goods sold during this period is principally associated with the increase in revenues. Additionally, the Company's direct cost structure has changed somewhat as a result of the discontinuation of marketing the master agent reseller program, as noted above. The Company believes there are many advantages in terms of controlling costs in its current business model, which is focused on purchasing electronic PINs for distribution through its Qxpress (TM) terminals. These advantages include no inventory costs, minimal distribution costs, and immediate payment for product sales all of which favorably impact both cost of goods sold and operating expenses.

During the three months ended September 30, 2001, cost of goods sold was $3,774,877 compared to $301,832 for the three months ended September 30, 2000. This increase is also attributable to the increase in revenues as noted above.

OPERATING EXPENSES

Total operating expenses for the nine months ended September 30, 2001 increased to $4,934,276 from $1,155,830 during the same period in 2000, or an increase of $3,778,446. For the three months ended September 30, 2001, total operating expenses were $1,971,912 compared to $417,898 for the same period in 2000. Factors contributing to the changes are discussed below.

Commissions and fees increased $3,548,179, from $181,773 for the nine months ended September 30, 2000 to $3,729,952 for the nine months ended September 30, 2001. These expenses are principally commissions paid to merchants and brokers for product sales through the Qxpress(TM) terminals and are a fixed percentage of the sale amount. The increase in commissions and fees is solely a function of increased revenues. Beginning in 2001, the Company reflects these costs as a component of operating expenses. Prior to 2001, such expenses were included in the cost of goods sold. For purposes of comparability, the Company has reclassified comparable amounts for the three- and nine-month periods ended September 30, 2000. For the three months ended September 30, 2001, commissions and fees were $1,548,153 compared to $106,492 the three months ending September 30, 2000. The increase is due to the increase in revenues during the period.

Research and development expenses were $79,330 and $136,830 for the three- and nine-month periods ended September 30, 2001, respectively. No expenses of this nature were incurred in the comparable periods in 2000. Beginning with the second quarter of 2001, the Company incurred research and development expenses related to the development of new products and services. These expenses are primarily fees paid to an external company. The Company expects to incur only minimal research and development expenses related to current projects in the future since they have progressed beyond this phase of development.

Selling expenses increased $9,549 (5.1%) for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000, and increased $26,314 (51.6%) for the three months ended September 30, 2001 compared to the same period in 2000. Both these increases were due to a higher level of sales and marketing activity and associated travel costs in the respective periods.

General and administrative expenses increased $16,357 (2.2%) from the nine-month period ended September 30, 2000 to the comparable period in 2001, and decreased $15,362 (6.5%) from the three-month period ended September 30, 2000 to the comparable period in 2001. The relatively small changes in general and administrative expenses reflect the Company's commitment to contain overhead expenses. The Company believes only modest growth in general and administrative personnel costs will be required to sustain increased sales and the new products and services contemplated by the Company.

Depreciation and amortization expenses increased $22,071 and $67,531 for the three- and nine-month periods ended September 30, 2001, respectively, when compared to the same periods in 2000 reflecting increased investment in property and equipment (principally Qxpress(TM) terminals).

LOSS FROM OPERATIONS

The Company had a loss from operations of $752,638 for the nine months ended September 30, 2001 as compared to a loss of $803,181 for the nine months ended September 30, 2000. This decline in loss from operations was attributable to increased revenues, offset by increases in commissions and fees, research and development expense, and depreciation and amortization. The Company expects its investment in an expanded distribution network and in new products and services to result in continued growth in revenues in the future, with resulting improvement in results from operations. Also see discussion regarding future revenues under "Proposed Transaction" above.

The loss from operations for the three months ended September 30, 2001 was $215,149 compared to $261,378 for the three months ended September 30, 2000 due to the same factors noted above.

OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEM

Net other expense for the nine months ended September 30, 2001 increased by $36,777 compared to the nine months ended September 30, 2000 ($78,629 vs. $41,852, respectively), and increased by $24,307 for the three months ended September 30, 2001 when compared to the same period in 2000 ($39,649 vs. $15,342, respectively). The increases were the result of higher interest expenses associated with borrowings.

The Company experienced a gain on extinguishment of debt of $2,224 for the nine months ended September 30, 2001 as compared to $106,889 for the comparable period in 2000. The difference is due to a large one-time settlement and resulting gain in April 2000. For the three months ended September 30, 2001, no gain of this type occurred while $12,799 was recorded in the comparable period in 2000.

NET LOSS

For the nine months ended September 30, 2001, the Company had a loss before extraordinary items of $831,267 as compared to $845,033 for the same period in 2000. For the three months ended September 30, 2001, the Company had a loss before extraordinary items of $254,798 as compared to $276,720 for the same period in 2000. The Company expects to continue to experience an increase in its revenue base and, with margins on sales expected to be relatively consistent with current levels, anticipates profitability in the foreseeable future.

The Company has available at September 30, 2001, operating loss carryforwards of approximately $4,500,000, which may be applied against future taxable income in years through 2020. The amount of and ultimate realization of the benefits from the operating loss carryforward for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward, the Company has established a valuation allowance equal to the amount of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $1,600,000 as of September 30, 2001, with an offsetting valuation allowance at September 30, 2001 of the same amount.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, convertible debentures, and notes payable. As of September 30, 2001, the Company had a working capital deficit (current assets less current liabilities) of approximately $2,000,000 compared to a deficit of approximately $1,100,000 at December 31, 2000. This increase is primarily attributable to the Company's funding of an increase in property and equipment (primarily Qxpress(TM) terminals) and certain operating costs with short-term liabilities. The Company may seek to issue corporate debt or equity securities in order to satisfy its cash needs for the coming year. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. No assurance can be given that the Company will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

For further discussion regarding liquidity and capital needs, see "Proposed Transaction" above.

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

Part II

Item 1.  Legal Proceedings

On October 23, 2001, the Registrant was notified of a suit filed in the U.S. Bankruptcy Court for the Eastern District of Pennsylvania by Global Financial Press, Inc., claiming damages of $19,838 for unpaid services. The Registrant believes the amount charged by the plaintiff for services was incorrect and therefore disputes the claim. Registrant is not the subject of any other legal proceedings other than those disclosed in its Annual Report on Form 10-KSB.

Item 2.  Changes in Securities

The following narrative describes the sales of unregistered securities during the period covered by this Quarterly Report on Form 10-QSB.

Common stock was issued for services rendered in the following amounts and prices per shares, on the following dates (reference is made to Note 13 to the Unaudited Condensed Financial Statements dated September 30, 2001, which are included herein under Part I, Item 1.

         4,600 shares, at $0.54 per share, for $2,500, September 2001 20,000 shares, at $0.30 per share, for $6,000, September 2001 23,667 shares, at $0.30 per share, for $7,100, September 2001 31,667 shares, at $0.30 per share, for $9,500, September 2001

The nature of the services provided were legal services, consulting services, commission for private placement memorandum referrals, and fees in connection with a loan.

Common stock was issued for cash in the following amounts and prices per share, on the following dates:

        680,000 shares, at $0.30 per share, for $204,000, August 2001
        573,333 shares, at $0.30 per share, for $172,000, September 2001

All of the transactions set forth above involved transactions under Rule 144 promulgated under the Securities Act of 1933.


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


Item 6.  Exhibits and Reports on Form 8-K

Registrant filed the following reports on Form 8-K with the Commission during the period covered by this Quarterly Report on Form 10-QSB.

         On October 26, 2001, Registrant filed a current report on Form 8-K to announce it had entered into an agreement for the acquisition of a minority interest in Q Comm International, Inc. by American Payment Systems, Inc.

SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q Comm International, Inc. [Registrant]
October 14, 2001


By: /s/ Paul C. Hickey
Paul C. Hickey, Chief Executive Officer

By: /s/ Stephen C. Flaherty
Stephen C. Flaherty, President

By: /s/ Michael K. Openshaw
Michael K. Openshaw, Chief Financial Officer