Form 10KSB
period 2001-12-31
Q COMM INTERNATIONAL INC
filed 2002-04-01
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-KSB

    Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of
               1934, for the fiscal year ended December 31, 2001.


                           Q COMM INTERNATIONAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                       Utah                             87-0674277
           -----------------------------     ---------------------------
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

                                      None
                 -----------------------------------------------
          Securities registered under Section 12(b) of the Exchange Act

              Common Stock, par value $.001 NASD OTC Bulletin Board
              -----------------------------------------------------
         Securities registered under Section 12(g) of the Exchange Act

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No.

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were: $16,359,504

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold on March 25, 2002, is: $19,960,026 based on a closing price of $1.85 on such date.

The number of shares outstanding of Registrant's common stock, as of March 25, 2002, is: 14,352,988

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

On October 25, 2001, the Registrant filed a Current Report on Form 8-K announcing it had entered into an agreement with American Payment Systems, Inc.
(APS) wherein APS would purchase 11,400,000 shares of the Registrant's common stock for $5.7 million. Upon closing, APS was also to have been granted an option to allow it to purchase additional common stock such that the total shares owned by APS would be 52% of the Registrant's outstanding fully-diluted shares. Subsequently, the parties elected to terminate the financing agreement and a Current Report on Form 8-K was filed on December 12, 2001 announcing such termination. See further discussion of related issues under Item 6 herein, "Management's Discussion and Analysis or Plan of Operation."

(B) Business of the Issuer.

Principal Products or Services and Their Markets. The Registrant is a
------------------------------------------------
telecommunications service provider which specializes in the sale and distribution of prepaid telecommunications products, including prepaid calling cards, prepaid wireless service, and prepaid home dialtone phone services throughout the United States. Registrant primarily distributes its products through the Qxpress (TM) point-of-sale activation system, which delivers electronic personal identification numbers (PINs) for its products to consumers. The Qxpress system also generates service fees when weekly sales quotas of products and services have not reached minimum amounts set by the Registrant. Revenues are also generated from the sale of printed prepaid wireless cards. Registrant believes that its principal business in the future will be in the prepaid wireless market, and providing point-of-sale solutions to wireless carriers.


Distribution Methods of the Products or Services. The Registrant utilizes a
------------------------------------------------
business-to-business model, wherein large, independent telecommunications brokers and wholesale food distributors market the Registrant's products to a variety of retailers with whom they have pre-existing relationships. Registrant uses its own sales force to recruit, train and support the independent telecommunications brokers and wholesale food distributors that market the Registrant's products. The Qxpress (TM) point-of-sale system is the Registrant's principal means of distributing its products at these retail locations. The Qxpress (TM) terminal connects to a standard phone line and downloads a personal identification number (PIN) which is then printed on a blank card with an 800 number and simple activation instructions. See further discussion of the Qxpress
(TM) terminal under "Status of Any Publicly Announced New Product or Service" below. Since the Qxpress (TM) system produces cards on demand, Registrant believes that the system allows retailers to instantly provide a wide variety of products at the point of purchase, and thus minimize shelf space requirements, eliminate expensive inventory, and prevent theft and fraud. The system also allows for new products of the Registrant to be added rapidly.

Status of Any Publicly Announced New Product or Service. The Registrant has been
-------------------------------------------------------
developing its proprietary point-of-sale system, marketed as Qxpress 200 (TM), during much of 2001. The Registrant has also been developing proprietary Data Center software concurrent with the development of the new terminal. A third party has done much of the terminal development whereas all of the Data Center software has been developed by software engineers employed by the Registrant. The Data Center software is the key to the overall function of the new terminal, as all transactions are reported by the new terminal to the Data Center where critical functions occur such as ACH transaction processing (the means by which funds are cleared from retailer accounts), preparation of sales reports for brokers, retailers and suppliers of PINs, and PIN inventory management. The Registrant announced a successful beta test of the new terminal in December 2001, and began the initial deployment of Qxpress 200 (TM) terminals during the latter part of the first quarter of 2002.

The Registrant has experienced a strong demand for the new terminal during various pre-marketing activities and anticipates a significant number of new locations throughout 2002 and beyond. On February 1, 2002, the Registrant announced it had entered into an exclusive five-year agreement with WGR Limited, a European telecommunications distributor, for the installation of a Data Center and purchase of Qxpress 200 (TM) terminals. The agreement calls for 26,000 of such terminals to be purchased from Q Comm within the first two years of the agreement. In addition to a significantly improved aesthetic design, the new terminal offers many enhanced features including a magnetic card reader, streaming media display for retailer advertisements, custom real-time reporting, and capability for multiple products, denominations, languages and currencies. The Data Center software developed by the Registrant also has many new features, such as just-in-time PIN delivery, real-time transaction processing, PIN and PIN-less platform support, detailed broker/retailer sales reports, text and graphics design for custom card backs, and ACH transaction processing.


Competitive Business Conditions and Registrant's Competitive Position in the
----------------------------------------------------------------------------
Industry and Methods of Competition. Generally speaking, the market for prepaid
-----------------------------------
telecommunications services is highly competitive, and is marked by a highly fragmented market, consisting of many small, mid-sized and large providers. The basis for competition in such an industry is the ability of a provider to provide the prepaid telecommunications services at a competitive price and with a high level of quality, and marketing such services at as many points of sale as possible. Registrant does not believe that the business is subject to any seasonal trends. While Registrant believes that it is able to compete on the basis of the quality and price of its products and services (in particular, the advantages of its Qxpress 200 (TM) system, which are described above under the caption "Distribution Methods of the Products or Services" and "Status of Any Publicly Announced New Product or Service"), certain of its competitors (Pre-solutions, U.S. South, and LDC Direct) have substantially greater resources and/or pre-existing market share which may enable such competitors to establish a stronger competitive position than the Registrant, in part through greater marketing opportunities. This is particularly true in light of the Registrant's liquidity and capital resources, which are discussed below under the caption "Management's Discussion and Analysis - Liquidity and Capital Resources." In addition, increased competition could result in reduced operating margins for Registrant, as well as a loss of market share and brand recognition. The ability of the Registrant to compete will depend not only on financial conditions, but its related ability to form strategic alliances and joint ventures with third-party telecommunications service providers. There can be no assurances that Registrant will be able to compete successfully in the telecommunications marketplace, and a failure to so successfully compete could have a material adverse effect on Registrant's revenue growth and earnings.

Sources and Availability of Raw Materials and the Names of Principal Suppliers.
-------------------------------------------------------------------------------
The Registrant purchases electronic PINs from a variety of long distance, wireless and home dialtone providers. Printed prepaid wireless cards are also a source of revenue for Registrant. The principal providers of such products include Verizon Wireless Distribution, Telefyne Incorporated, Hargray Wireless, Cingular, AT&T Wireless, PowerTel, PrimeCo and Iowa Wireless. The Registrant purchases transaction processing services for its current Qxpress terminals from LDC Direct. The new Qxpress 200 (TM) terminal will be manufactured by a U.S manufacturer.


Dependence On One or a Few Major Customers. The Registrant had sales of
------------------------------------------
approximately $6,400,000 during fiscal year 2001 with CellCards of Illinois, which represented approximately 39% of its revenues for the year. The Registrant also had sales of approximately $1,600,000 from a contract with Hargray Wireless, which represented approximately 10% of its revenues for the year. No other customer accounted for more than 10% of the Registrant's revenues.


Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreement or
----------------------------------------------------------------------------
Labor Contracts, Including Duration. The Registrant is in the process of
-----------------------------------
obtaining patents for unique features of its new Qxpress 200(TM) terminal. On January 30, 2002, the Registrant filed an initial provisional patent application with the U.S. Patent Trademark Office and intends to pursue patents for at least four features of the new terminal. The Registrant also has used "Qxpress" as a trademark for its current and future point-of-sale terminals.


Need for Governmental Approval of Principal Products or Services. There are no
----------------------------------------------------------------
governmental approvals related to Registrant's products or services.

Effect of Existing or Probable Governmental Regulations on the Business. There
-----------------------------------------------------------------------
are no significant governmental regulations, either existing or probable, that have an effect on Registrant's business.


Estimate of the Amount Spent During Each of the Last Two Fiscal Years on
------------------------------------------------------------------------
Research and Development Activities, and Extent to Which Same Are Borne By
--------------------------------------------------------------------------
Customers. In fiscal year 2001, Registrant spent approximately $775,000 on
---------
research and development activities (of which approximately $635,000 was capitalized as software development), as opposed to approximately $10,000 during fiscal year 2000. All of the expenditures in 2001 were related to the development of the new Qxpress 200 (TM) terminal and Data Center (see discussion above under "Status of Any Publicly Announced New Product or Service"). None of the costs of these activities have been borne by customers.


Costs and Effects of Compliance with Federal, State and Local Environmental
---------------------------------------------------------------------------
Laws. There are no significant costs and/or effects of compliance with federal,
-----
state and local environmental laws on Registrant's business.


Number of Total Employees and Number of Full Time Employees. As of December 31,
-----------------------------------------------------------
2001, Registrant had 22 total employees, of which 21 were full-time employees.


Item 2.  Description of the Property

The principal plants and other property of the Registrant are located in Orem, Utah. The Registrant leases 6,546 sq. ft. of space at 1145 South 1680 West, Orem, Utah from Highland Ranch, Inc., pursuant to a lease agreement dated as of November 22, 1999. The property consists of two floors of offices, of 1,546 sq. ft. apiece, and 3,454 sq. ft. of warehouse space. The base monthly rental during calendar 2001 was $3,195. The initial term of the lease was for two years, expiring on December 31, 2001, with an option on the part of Registrant to renew for two additional years at rents which would increase to $3,280 per month during 2002 and $3,373 during 2003. Registrant exercised such option in December 2001, extending such lease to December 31, 2003. (Reference is made to Item 13 of this Form 10-KSB for information regarding such lease agreement, which has been previously filed by Registrant, and the amendment to the lease agreement, which is filed concurrently.)

Item 3.  Legal Proceedings

As of December 31, 2001, and as of March 25, 2002, the Registrant is not a party to any legal proceedings, except as set forth below.

On October 10, 2000, First Security Bank, N.A. filed suit in the Fourth Judicial District Court of Utah County, claiming breach of a Merchant Agreement contract between First Security and the Registrant. The complaint relates to charge-backs of customer credit card purchases, which resulted in overdrafts of Registrant's merchant account with First Security. Registrant believes First Security honored charge-backs inappropriately, based on the terms and conditions of the customers' credit card agreements. First Security claims $175,477 in damages. Registrant has recorded a contingent liability in connection with this matter, and believes the resolution of this suit will not have a material impact on the financial condition or results of operations of the Registrant. There has been no activity on this suit during 2001.

On October 22, 2001, Dallin Bagley filed suit in the Third District Court of Salt Lake County against the Registrant's CEO, Paul Hickey, claiming the right to purchase 300,000 shares of common stock from Mr. Hickey for $0.03 per share, based on a purported agreement between the parties. The Registrant has agreed to replace Mr. Hickey's shares by issuing shares from treasury in the event the plaintiff is successful in his suit. The Registrant denies any such valid claim exists and intends to vigorously contest the claim.

On or about January 2, 2002, the Registrant filed an action in the Supreme Court of the State of New York against Jeffrey Jacobson for non-payment for common stock purchased from the Registrant during 2001 in the amount of $135,000, pursuant to the exercise of a stock option issued to Mr. Jacobson. The Registrant intends to pursue this claim vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the shareholders of the Registrant during the fourth quarter of the fiscal year ended December 31, 2001.

Part II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information. The principal market on which the Registrant's Common Stock
------------------
is traded is the OTC Bulletin Board. The ticker symbol for Registrant's Common Stock is QCCM.OB. The following table sets forth the range of high and low bid information for Registrant's Common Stock since the year ended December 31, 2000. This information was obtained from quotes provided on the quote service maintained by the Yahoo! Internet site. As these are over-the-counter market quotations, these quotations reflect inter-dealer prices, without retail markup, markdowns, or commissions, and may not represent actual transactions.

For the quarter ended:              High              Low

March 31, 2001                      $0.66            $0.25
June 30, 2001                       $0.72            $0.20
September 30, 2001                  $0.87            $0.26
December 31, 2001                   $2.00            $0.77
March 31, 2002 (through 3/25/02)    $2.08            $1.25


Holders. The approximate number of holders of record of the Registrant's common
-------
stock, as of March 25, 2002, is 365. Such information was obtained from the Registrant's transfer agent, Alpha Tech Stock Transfer, located in Draper, Utah.


Dividends. Historically, no dividends have been paid on the Registrant's common
---------
stock, and Registrant does not foresee paying any dividends on its common stock, owing to its accumulated equity deficit and lack of profitability.


The following narrative describes the sales of unregistered securities between January 1, 2001 and February 28, 2002:

Common stock was issued for services rendered in the following amounts and prices per share, on the following dates:

          240,000 shares, at $0.28 per share, for $67,218, February 2001 16,000 shares, at $0.31 per share, for $4,992, February 2001 25,000 shares, at $0.39 per share, for $9,719, February 2001 245,000 shares, at $0.34 per share, for $83,300, March 2001
          100,000 shares, at $0.35 per share, for $35,000, March 2001
          25,000 shares, at $0.25 per share, for $6,250, May 2001
          25,000 shares, at $0.50 per share, for $12,500, June 2001
          79,934 shares, at $0.30 per share, for $23,980, September 2001 200,000 shares, at $0.30 per share, for $60,000, October 2001

The nature of the services provided were legal services, consulting services, and fees in connection with the sale of common stock under private placements.

During December 2001, the Registrant issued 196,918 shares at $0.30 per share in connection with the conversion of $50,000 of its debentures, together with accrued interest thereon of $9,075.

During September 2001, the Registrant issued 385,715 shares of common stock at $0.35 per share for a subscription receivable of $135,000.

During October 2001, the Registrant issued 256,852 shares of common stock in a cashless exercise of a common stock option.

During February 2002, the Registrant issued 43,368 shares of common stock in a cashless exercise of a common stock option.

Common stock was issued for cash in the following amounts and prices per share, on the following dates:

         133,333 shares, at $0.30 per share, for $40,000, February 2001 285,714 shares, at $0.35 per share, for $100,000, May 2001
         48,571 shares, at $0.35 per share, for $17,000, June 2001
         71,429 shares, at $0.35 per share, for $25,000, July 2001
       * 680,000 units, at $0.30 per unit, for $204,000, August 2001
       * 573,333 units, at $0.30 per unit, for $172,000, September 2001
         208,571 shares, at $0.35 per share, for $73,000, September 2001 100,000 shares, at $0.70 per share, for $70,000, September 2001
      ** 1,629,225 shares, at $1.00 per share, for $1,629,225, February 2002
         25,000 shares, at $.60 per share, for $15,000, February 2002

All of the transactions set forth above involved transactions under Rule 144 promulgated under the Securities Act of 1933, with the exception of the sale of shares from May 2001 to July 2001 and the last two sales in September 2001, which were registered on Form S-8, but are included here for completeness.

* Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at $1.00, exercisable for two years.

** Shares were sold through a private placement where a total of 2,000,000 shares were sold for $1.00 per share. As of March 25, 2002, $1,629,225 has been received in cash with $370,775 in outstanding subscriptions.

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

OVERVIEW

Q Comm International, Inc. ("Q Comm" or the "Company"), a Utah corporation, is a national telecommunications service provider specializing in the sale and distribution of various prepaid telecommunications products including prepaid calling cards, prepaid wireless service and prepaid home dialtone phone services throughout the United States. The Company dispenses its products through Qxpress
(TM), a total management system that allows retailers to (i) instantly provide any prepaid telecommunications service at the point of purchase on demand and thus minimize shelf space requirements; (ii) print flexible sales reports, and
(iii) eliminate expensive inventory, and prevent theft and fraud. The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol QCCM.OB

The Company's revenues originate from the sale of prepaid calling cards, wireless services and prepaid home dialtone through the Qxpress (TM) point-of-sale activation system and from weekly service fees associated with the Qxpress (TM) system, which are charged when weekly sales quotas have not reached the minimum amount set by Q Comm. The Company also generates revenues from the sale of printed prepaid wireless phone cards. Other revenues include interest and miscellaneous income. While Q Comm offers several prepaid telecommunication products, the Company believes that its future business will be primarily in the prepaid wireless market and providing point-of-sale solutions to wireless carriers.

The Company utilizes a business to business model wherein large independent telecommunications brokers and wholesale food distributors market the Company's products to a variety of retailers with whom they had pre-existing relationships. Under this business to business model, Q Comm uses its own sales force to recruit, train and support the independent telecommunications brokers and wholesale food distributors that market Q Comm's products.

The Company's objective is to be one of the leading prepaid telecommunications companies in the United States. To achieve this, it will be necessary for Q Comm to expand the size of its revenues through expansion of the number of retail locations where its products are sold by entering into new broker/carrier agreements, increasing sales volume through existing locations, and to continue to generate new sources of revenue through development of new products and services. Concurrent with the release of its new proprietary Qxpress 200 (TM) terminal, the Company also is marketing a variation of its current business model wherein telecommunication brokers purchase the terminal from Q Comm and install a Data Center under a software license from the Company. Under this model, the broker assumes more responsibility for certain functions such as PIN management, product ownership, report generation, and funds transfer while the Company generates revenues from the sale of the terminal, transaction processing, and management services. Under its current business model, the Company retains ownership of the terminal and maintains control of the functions discussed above. The Company has identified additional marketing opportunities for larger telecommunication brokers who desire the autonomy and control offered by this new business model.

The Company intends to introduce many more innovative product solutions to the prepaid telecommunication market by exploiting leading technologies and creating leading-edge, customized solutions for emerging customer segments. See discussion above under Part I, "Status of Any Publicly Announced New Product or Service" for information regarding the Company's newly developed products.

International opportunities are also emerging for the Company in the telecommunications industry. Overseas deregulation of telecommunications provides Q Comm with an unprecedented opportunity to develop joint ventures for the marketing of prepaid telecommunications systems. On February 1, 2002, the Registrant announced it had entered into an exclusive five-year agreement with WGR Limited, a European telecommunications distributor, for the installation of a Data Center and purchase of Qxpress 200 (TM) terminals. The agreement calls for 26,000 of such terminals to be purchased from Q Comm within the first two years of the agreement.

The key to the Company's future success lies in its ability to continue to provide premier prepaid telecommunications products and services, begin large-scale distribution of its new point-of-sale activation system (Qxpress 200
(TM)), execute its strategy of broker/wholesaler network expansion, and obtain funding needed to carry out these objectives.

RESULTS OF OPERATION FOR THE YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000.

REVENUES

Q Comm generates and recognizes revenues under the category entitled "telecommunications" which includes prepaid wireless services, prepaid calling cards, prepaid home dialtone services, and miscellaneous income. During the year ended December 31, 2001, Q Comm's net sales were $16,359,504 as compared to $1,713,583 during 2000, representing an increase of $14,645,921. The increase during the year was primarily attributable to the acceptance by the prepaid telecommunications market for the Company's means of product distribution utilizing point-of-sale technology, the increasing visibility of the Company in the prepaid telecommunications market, and the overall growth of such market in general. The Company expects each of these factors to contribute to further sales growth in the foreseeable future.

COST OF GOODS SOLD

The Company's cost of goods sold increased to $11,649,760 from $963,548, or an increase of $10,686,212 for the year ended December 31, 2001 as compared with 2000. The increase in the cost of goods sold during this period is principally associated with the increase in revenues.

OPERATING EXPENSES

Operating expenses for the year ended December 31, 2001 increased to $6,110,323 from $1,779,352 during 2000, or an increase of $4,330,971. Factors contributing to this increase are discussed below.

Commissions and fees increased $3,729,747, from $359,319 for the year ended December 31, 2000 to $4,089,066 for the year ended December 31, 2001. These expenses are principally commissions paid to merchants and brokers for product sales through the Qxpress (TM) terminals and are a fixed percentage of the sale amount. The increase in commissions and fees is solely a function of increased revenues.

For the year ended December 31, 2001 as compared with 2000, selling expenses increased $41,609 (17.3%). The increase was due to increased costs in travel expenses, reflecting the sales efforts associated with building an expanded network for the selling and distribution of the Company's products.

General and administrative expenses increased $329,813 (29.9%), from $1,104,273 in 2000 to $1,434,086 in 2001. This increase can be attributed to the following significant items: i) an increase in legal costs of approximately $85,000 from 2000 to 2001, mostly resulting from expenses incurred in the fourth quarter of 2001 related to the proposed APS transaction discussed under Item 1, "Description of Business" above, ii) a valuation of common stock options granted to consultants and others for services as required for accounting purposes by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation" in the amount of approximately $150,000, and iii) an increase in general and administrative salaries of approximately $65,000 (9.5%) in 2001 compared to 2000 to support the Company's expanded customer base. After consideration of the above items, general and administrative expenses in total increased 2% from 2000 to 2001. Management of the Company believes that its general and administrative expenses are largely fixed and that only modest expense increases of this nature will be incurred in the foreseeable future.

Depreciation and amortization expenses increased $83,312, from $75,360 during the year ended December 31, 2000 compared to $158,672 during the year ended December 31, 2001, reflecting increased investment in property and equipment (principally Qxpress(TM) terminals).

Research and development expenses were $146,490 for the year ended December 31, 2001. No expenses of this nature were incurred during 2000. Beginning with the second quarter of 2001, the Company incurred research and development expenses related to the development of its new Qxpress 200 (TM) terminal as described under Item I, "Status of Any Publicly Announced New Product or Service." These expenses are primarily fees paid to an external company. The Company expects to incur only minimal research and development expenses in the foreseeable future as development activities of the new terminal were completed in the latter part of 2001.

LOSS FROM OPERATIONS

The Company had a loss from operations of $1,400,579 for the year ended December 31, 2001 as compared with a loss of $1,029,317 for the year ended December 31, 2000. The increase in the loss from operations is attributable to the increases in operating expenses discussed above. The Company expects its investment in an expanded distribution network to result in significantly higher revenues in the future while the Company's ongoing operating expenses (other than commissions and fees) will increase by a smaller percentage. The Company believes these factors will contribute to a significant improvement in the results from operations in the foreseeable future.

TOTAL OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEMS

The Company experienced a gain on extinguishment of debt of $6,878 for the year ended December 31, 2001 as compared with $156,049 for 2000. This decrease is due to the non-recurring nature of these items. Other income was $4,241 for the year ended December 31, 2001 compared to $11,892, while other expense increased $31,480, from $124,106 for 2000 compared to $155,586 for 2001. Most of the increase in other expense is due to increased interest expense associated with borrowings. In 2001, a loss on disposal of assets of $5,170 was recorded while no expense of this nature occurred in 2000.

NET LOSS

For the year ended December 31, 2001, the Company had a net loss of $1,550,216 as compared with $985,482 for 2000. This resulted from increased expenses as discussed above, some of which the Company anticipates to be non-recurring in nature. The Company believes a much larger revenue base and aggressive expense controls to result in profitability in the foreseeable future.

The Company has available at December 31, 2001, operating loss carryforwards of approximately $4,500,000, which may be applied against future taxable income in years through 2021. At December 31, 2001, the total of all deferred tax assets was $1,744,013 and the total of the deferred tax liabilities was $303,790. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $1,440,223 at December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, convertible debentures, and notes payable. As of December 31, 2001, the Company had a working capital deficit (current assets less current liabilities) of approximately $2,160,000. The Company may seek to issue corporate debt or equity securities in order to satisfy its cash needs for the coming year. During February 2002, the Company sold 2,000,000 shares of restricted common stock for $1.00 per share, with $1,629,225 received in cash and $370,775 in outstanding subscriptions as of March 25, 2002. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its network for the sale of telecommunications products, costs of new placements of Qxpress 200 (TM) terminals, and in the reduction of short-term liabilities. No assurance can be given that the Company will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

The Company does not believe that inflation had a significant impact on the Company's results of operations for the period presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

No new pronouncement issued by the Financial Accounting standards board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations. Reference is made to Note 1 to the financial statements included under Item 7 of this Report.

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

All information presented in this Item is as of December 31, 2001.

The following table lists Registrant's Directors and Executive Officers:

Name                       Position         Age               Director Since

Brae Burbidge              Director         35                June 2000
Lamond Woods               Director         35                June 2000
Brent Bingham              Director         35                January 1999
Paul Hickey                CEO, Director    41                August 1998
Stephen Flaherty           President        54                N/A

The directors of the Registrant do not have any term specified in the Registrant's by-laws.

There are no family relationships among the directors and executive officers of the Registrant.

In addition, Registrant has engaged Michael Openshaw as its Chief Financial Officer and Lynn Thackeray as its Director of Operations.

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

Mr. Flaherty was an executive with Global Business Solutions, based in Costa Mesa, California. As a management executive, Mr. Flaherty has been brought in to manage various small and medium-sized businesses, including a technical documents publisher (First Image) and a medical services company (MERX). Previously, Mr. Flaherty was an executive at General Electric and Bell & Howell. Mr. Flaherty joined the Registrant in April 1999.

None of the individuals listed above holds directorships in reporting companies, with the exception of Mr. Burbidge, who is a director of Global Web, Inc. None of the individuals listed above has been involved in any significant legal proceeds in the last five years that are material to an evaluation of the ability or integrity of them to serve as a director or executive officer of the Registrant.

Section 16(a) Beneficial Ownership Reporting Compliance. Based solely on a
-------------------------------------------------------
review of Forms 3 and 4, and amendments thereto furnished to the Registrant under Rule 16a-3(e) promulgated under the Securities Exchange Act of 1934 during the most recent fiscal year, and Form 5 and amendments thereto furnished to the Registrant with respect to its most recent fiscal year, all reports required under Section 16(a) of the Securities Exchange Act of 1934 were timely filed, except as follows: On the Form 5 filed by Paul Hickey on February 15, 2002, certain transactions not previously reported on Form 4 were reported on Form 5.

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

Summary Compensation Table
--------------------------

The following table sets forth compensation for Registrant's last three completed fiscal years for the named executive officers, including salary, bonus, other annual compensation, long term incentive plan payouts, and all other long-term compensation. Grants of stock options are referred to in the next chart following.

Name and Title             Year       Salary Paid    Salary Deferred    Total

Paul Hickey, CEO           2001       $ 120,000        $  -0-           $120,000
                           2000       $  73,846        $ 46,154         $120,000
                           1999       $   2,000        $ 52,000         $ 54,000

Stephen Flaherty,
President                  2001       $ 120,000        $  -0-           $120,000
                           2000       $ 113,231        $ 6,769          $120,000
                           1999       $  64,077        $  -0-           $ 64,077


Mr. Flaherty joined the Registrant in April 1999 at an annualized salary of $100,000.

Option/Stock Appreciation Rights Table
--------------------------------------

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

                                                                                                                % of total
                                                                                                                ----------
Name and Position Options at 1/1/01   Grants during 2001     Canceled during 2001    Options at 12/31/01       2001 grants
                  -----------------   ------------------     --------------------    --------------------      ------------
Paul Hickey, CEO       800,000             500,000                    -                   1,300,000                20.0%
Stephen Flaherty,      520,000           1,020,000                (520,000)               1,020,000                40.9%
President


None of the options referred to above had been exercised as of March 25, 2002.

Mr. Hickey's options at January 1, 2001 are to purchase shares at $1.10 per share, and expire in April 2003. All of these options are vested. Mr. Hickey's options granted in 2001 are to purchase shares at $1.00 per share, and expire in 2006. These options are earned quarterly over a two-year period based on revenues of the Registrant. At December 31, 2001, 250,000 of these options are vested but may not be exercised before January 1, 2003.

Mr. Flaherty's options at January 1, 2001 were to purchase shares at $1.50 per share, expiring in April 2004. These options were canceled during 2001. Mr. Flaherty's options granted in 2001 are to purchase shares at $1.00 per share, and expire in 2006. 620,000 of such options are earned quarterly over a two-year period based on revenues of the Registrant. At December 31, 2001, 310,000 of these options are vested but may not be exercised before January 1, 2004. The remaining 400,000 options granted in 2001 are earned quarterly over a two-year period based on profitability of the Registrant. None of these options were vested as of December 31, 2001. Any such options that vest in the future may not be exercised before January 1, 2004.

No stock appreciation rights have been granted.

Directors' Compensation
-----------------------

The Registrant's directors receive no compensation at the present time for their service as directors.

Employment Contracts and Termination of Employment, and Change in Control
-------------------------------------------------------------------------
Arrangements
------------

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


Title of class   Name and Address          Amount and Nature          % of class
               Of Beneficial Owner        of Beneficial Owner


Common Stock      Paul Hickey             3,481,755 directly
                                             58,000 through family
                                             ------
                                          3,539,755 total (1)            24.7%

Common Stock      Stephen Flaherty                0 total (2)               0%

(1) In addition, Mr. Hickey has options to purchase an additional 1,300,000 shares of common stock which, if exercised, would increase his ownership percentage to 33.7%.

(2) In addition, Mr. Flaherty has options to purchase an additional 1,020,000 shares of common stock which, if exercised, would increase his ownership percentage to 7.1%.

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

Paul Hickey, the CEO of the Registrant, is the sole owner of a company that leased certain equipment to the Registrant during 2001, for which Registrant recorded lease expenses of approximately $8,016. Registrant owes Mr. Hickey a total of $413,300 at December 31, 2001 consisting principally of unpaid equipment lease expenses, deferred salary, accrued interest and notes payable. Reference is made to Notes 8 and 12 to the financial statements included under
Item 7 of this Report.

Item 13.     Exhibits, List and Reports on Form 8-K
(3)(i)(1)     Articles of Incorporation, Four Rivers Development, Inc., filed February 7, 1986.
                (1, Ex. 3)
(3)(i)(2)     Articles of Amendment, Four Rivers Development, Inc., filed August 3, 1998, which changed Registrant's name to Q Comm International, Inc. (1, Ex. 2)
(3)(ii)(1)    By-laws of Registrant (1, Ex. 4)
(10)(i)(1)    Lease Agreement, dated as of November 22, 1999, by and between Registrant and Highland Ranch, Inc. (1, Ex. 5)
(10)(i)(2)    Agreement to Modify and Extend Lease Agreement, dated December 6, 2001, between Registrant and Highland Ranch,
(10)(iii)(1)  Stock Option Agreement for Stephen C. Flaherty, dated May 3, 1999. (1, Ex. 7)
(10)(iii)(2)  Stock Option Agreement for John Hickey, dated May 3, 1999. (1, Ex. 8)
(10)(iii)(3)  Stock Option Agreement for Bruce Siskonen, dated May 3, 1999. (1, Ex. 9)
(10)(iii)(4)  Stock Option Agreement (1) for Stephen Flaherty, dated September 6, 2001
(10)(iii)(5)  Stock Option Agreement (2) for Stephen Flaherty, dated September 6, 2001
(10)(iii)(6)  Stock Option Agreement for Paul Hickey, dated September 6, 2001
(10)(iii)(7)  Stock Option Agreement (1) for John Hickey, dated September 6, 2001
(10)(iii)(8)  Stock Option Agreement (2) for John Hickey, dated September 6, 2001
(10)(iii)(9)  Stock Option Agreement for Bruce Siskonen, dated September 6, 2001
(10)(iii)(10) Stock Option Agreement for Michael Openshaw, dated September 6, 2001
(10)(iii)(11) Stock Option Agreement for Lynn Thackeray, dated September 27, 2001





(10)(iii)(12) Loan Agreement between Registrant and UTFC Financing Solutions LLC dated November 27, 2001
(10)(iii)(13) Secured Convertible Note between Registrant and American Payment Systems, Inc. dated
                August 9, 2001
(10)(iii)(14) Loan and Security Agreement between Registrant and American Payment Systems, Inc.
                dated October 31, 2001

(21)          Subsidiaries:

         Q Comm, Inc., a Utah corporation, wholly owned by Registrant

(99)(i) -     Financial Statements of the Registrant.

(1) - Incorporated by reference from Registrant's filing on Form 8-K, dated
March 20, 2000, and the exhibit referenced thereto.


Registrant filed three Current Reports during the fourth quarter of 2001.

On October 25, 2001, an 8-K was filed to announce an agreement for the sale of 11,400,000 shares of common stock of the Registrant to American Payment Systems, Inc. for $5,700,000.

On November 28, 2001, an 8-K was filed related to an amendment of the above agreement, which extended the date within which APS could perform their due diligence procedures.

On December 12, 2001, an 8-K was filed to announce the termination of the agreements referred to in the prior two 8-K reports.

                                   SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Q Comm International, Inc.


Dated: March 28, 2001

Stephen Flaherty, President                          /s/ Stephen Flaherty
(principal executive officer)                        --------------------------

Paul Hickey, Chief Executive
Officer (principal executive                         /s/ Paul Hickey
officer) and Director                                --------------------------

Michael Openshaw, Chief
Financial Officer and principal                      /s/ Michael Openshaw
accounting officer                                   --------------------------


Brae Burbidge, Director                              /s/ Brae Burbidge
                                                     --------------------------

Lamond Woods, Director                               /s/ Lamond Woods
                                                     --------------------------

Brent Bingham, Director                              /s/ Brent Bingham
                                                     --------------------------

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY




                                    CONTENTS

                                                                           PAGE
                                                                           ----

       --     Independent Auditors' Report                                  1


       --     Consolidated Balance Sheet, December 31, 2001                 2


       --     Consolidated Statements of Operations, for the
                  years ended December 31, 2001 and 2000                    3


       --     Consolidated Statement of Stockholders' Equity (Deficit),
                  for the years ended December 31, 2001 and 2000            4


       --     Consolidated Statements of Cash Flows, for the
                  years ended December 31, 2001 and 2000                   5 - 6


       --      Notes to Consolidated Financial Statements                 7 - 19

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
Orem, Utah

We  have  audited  the  accompanying   consolidated  balance  sheet  of  Q  Comm
International, Inc. and Subsidiary at December 31, 2001, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion,  the  consolidated  financial  statements  audited by us present fairly, in all material respects, the financial position of Q Comm International, Inc. and Subsidiary as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles in the United States of America.

The financial statements referred to above have been prepared assuming Q Comm International, Inc. and Subsidiary will continue as a going concern. As discussed in Note 19 to the financial statements, Q Comm International Inc., has incurred significant losses in recent years and has current liabilities in excess of current assets, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 19. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


PRITCHETT, SILER & HARDY, P.C.

February 25, 2002
Salt Lake City, Utah

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                    December 31,
                                                                        2001
                                                                    -----------
CURRENT ASSETS:
     Cash in bank                                                   $     2,422
     Certificates of deposit                                            100,000
     Accounts receivable                                                 29,313
     Inventory                                                           22,509
     Deferred taxes                                                     303,790
                                                                    -----------
               Total Current Assets                                     458,034
                                                                    -----------
PROPERTY & EQUIPMENT, net                                               647,683
                                                                    -----------
OTHER ASSETS:
     Goodwill, net                                                      144,580
     Capitalized software development                                   636,220
     Deposits                                                             3,558
                                                                    -----------
               Total Other Assets                                       784,358
                                                                    -----------
                                                                    $ 1,890,075
                                                                    -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                                 $   188,920
     Accounts payable                                                   758,426
     Accrued expenses                                                   253,268
     Related party obligations                                          413,300
     Notes payable                                                      601,474
     Convertible notes payable - current portion                        237,885
     Capital lease obligation - current portion                           5,044
     Contingent liability                                               159,235
                                                                    -----------
               Total Current Liabilities                              2,617,552
                                                                    -----------
LONG-TERM OBLIGATIONS:
     Convertible notes payable - long-term portion                      211,262
     Capital lease obligation - long-term portion                        20,645
     Deferred taxes                                                     303,790
                                                                    -----------
               Total Long-term Obligations                              535,697
                                                                    -----------
               Total Liabilities                                      3,153,249
                                                                    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, 50,000,000 shares
        authorized,13,089,719 shares issued and outstanding              13,090
     Capital in excess of par value                                   4,094,273
     Retained deficit                                                (5,235,537)
                                                                    -----------
                                                                     (1,128,174)
     Less stock subscription receivable                                (135,000)
                                                                    -----------
               Total Stockholders' Equity (Deficit)                  (1,263,174)
                                                                    -----------
                                                                    $ 1,890,075
                                                                    -----------

        The accompanying notes are an integral part of this consolidated financial statement.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                             For the
                                                           Years Ended
                                                           December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
SALES, net of returns and allowances               $ 16,359,504    $  1,713,583

COST OF GOODS SOLD                                   11,649,760         963,548
                                                   ------------    ------------
GROSS PROFIT                                          4,709,744         750,035

OPERATING EXPENSES:
     Commissions and fees                             4,089,066         359,319
     Selling expenses                                   282,009         240,400
     General and administrative                       1,434,086       1,104,273
     Depreciation and amortization                      158,672          75,360
     Research and development                           146,490            --
                                                   ------------    ------------
               Total Operating Expenses               6,110,323       1,779,352
                                                   ------------    ------------
LOSS FROM OPERATIONS                                 (1,400,579)     (1,029,317)

OTHER INCOME (EXPENSE):
     Other income                                         4,241          11,892
     Interest and other expense                        (155,586)       (124,106)
     Loss on disposal of assets                          (5,170)           --
                                                   ------------    ------------
               Total Other Income (Expense)            (156,515)       (112,214)
                                                   ------------    ------------
LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                          (1,557,094)     (1,141,531)

CURRENT TAX EXPENSE                                        --              --

DEFERRED TAX EXPENSE                                       --              --
                                                   ------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                       (1,557,094)     (1,141,531)

EXTRAORDINARY ITEM - Gain on
     extinguishment of debt                               6,878         156,049
                                                   ------------    ------------

NET LOSS                                           $ (1,550,216)   $   (985,482)
                                                   ------------    ------------
BASIC LOSS PER COMMON SHARE:
     Loss from continuing operations               $       (.14)   $       (.14)
     Extraordinary item                                    --               .02
                                                   ------------    ------------

BASIC LOSS PER COMMON SHARE                        $       (.14)   $       (.12)
                                                   ------------    ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                     Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                  FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                  Common Stock           Capital in      Stock
                                            -------------------------    Excess of    Subscription     Retained
                                               Shares       Amount       Par Value     Receivable       Deficit
                                            -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1999                    6,636,152   $     6,636   $ 1,190,138    $      --      $(2,699,839)
                                            -----------   -----------   -----------    -----------    -----------
Issuance of common stock for cash,
  at $.70 to $.93 per share, net of stock
  offering costs of $127,375                  1,083,784         1,084       806,541           --             --

Issuance of common stock for
  services, at $.27 to $.28 per share            77,358            77        21,583           --             --

Issuance of common stock upon
   conversion of debentures at
   $.70 to $1.00 per share                      896,055           896       659,892           --             --

Issuance of common stock for
  acquisition of Azore Acquisition
  Corporation at $1.76 per share                100,000           100       175,900           --             --

Issuance of common stock as
  collateral for loan                           400,000           400          (400)          --             --

Net loss for the year ended
   December 31, 2000                               --            --            --             --         (985,482)
                                            -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 2000                    9,193,349   $     9,193   $ 2,853,654    $      --      $(3,685,321)
                                            -----------   -----------   -----------    -----------    -----------
Issuance of common stock for cash,
  at $.30 to $.70 per share                   2,100,951         2,101       698,899           --             --

Issuance of common stock for
  services, at $.25 to $.54 per share           955,934           956       149,475           --             --

Issuance of common stock upon
  conversion of debentures
  at $.30 per share                             196,918           197        58,878           --             --

Issuance of common stock for
  subscription receivable                       385,715           386       134,614       (135,000)          --

Issuance of common stock upon
  exercise of warrants under cashless
  exercise option                               256,852           257          (257)          --             --

Issuance of 1,895,334 options/warrants
  to purchase common shares at $.35 to
  $1.25 per share                                  --            --         199,010           --             --

Net loss for the year ended
  December 31, 2001                                --            --            --             --       (1,550,216)
                                            -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 2001                   13,089,719   $    13,090   $ 4,094,273    $  (135,000)   $(5,235,537)
                                            -----------   -----------   -----------    -----------    -----------


                                The accompanying notes are an integral part of this
                                         consolidated financial statement.

                                                                                                                4


                             Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                               CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 For the
                                                                               Years Ended
                                                                               December 31,
                                                                       --------------------------
                                                                           2001           2000
                                                                       -----------    -----------
Cash Flows from Operating Activities:
     Net loss                                                          $(1,550,216)   $  (985,482)
     Adjustments to reconcile net
       loss to net cash used by
       operating activities:
        Gain on extinguishment of debt                                      (6,878)      (156,049)
        Loss on disposal of assets                                           5,170           --
        Depreciation and amortization expense                              158,672         75,360
        Stock and options/warrants issued for non-cash consideration       276,722         21,660
        Change in assets and liabilities:
           (Increase) decrease in accounts receivable                      155,451        (88,585)
           Decrease in related party receivable                               --            5,000
           Increase in inventory                                           (22,509)          --
           (Increase) decrease in other assets                                (820)         3,000
           Increase (decrease) in accounts payable                         482,389        (29,239)
           Increase in accrued expenses                                    189,060         19,685
           Increase in related party obligations                            78,771        107,385
                                                                       -----------    -----------
               Net Cash Used by Operating Activities                      (234,188)    (1,027,265)
                                                                       -----------    -----------
Cash Flows from Investing Activities:
     Purchase of property & equipment                                     (549,362)      (172,451)
     Net purchase of certificates of deposit                                  --         (103,506)
     Capitalized software development costs                               (632,742)        (3,478)
                                                                       -----------    -----------
               Net Cash Used by Investing Activities                    (1,182,104)      (279,435)
                                                                       -----------    -----------
Cash Flows from Financing Activities:
     Issuance of common stock                                              701,000        935,000
     Proceeds from notes payable                                           650,000        442,000
     Net decrease in lines of credit                                       (63,368)       (15,048)
     Payments on notes payable                                            (154,825)          --
     Payments on capital lease                                                (753)          --
     Increase in cash overdraft                                            188,920           --
                                                                       -----------    -----------
               Net Cash Provided by Financing Activities                 1,320,974      1,361,952
                                                                       -----------    -----------
Net Increase (Decrease) in Cash                                            (95,318)        55,252

Cash, Beginning of Year                                                     97,740         42,488
                                                                       -----------    -----------
Cash, End of Year                                                      $     2,422    $    97,740
                                                                       -----------    -----------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the year for:
       Interestexpense                                                 $    27,238    $    57,880
       Capitalized interest                                            $    26,632    $      --
       Income taxes                                                    $      --      $      --




                                                                                                5

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

         In 2001, the Company issued 955,934 shares of common stock for services rendered valued at $302,959, including stock offering costs of $152,528 and a reduction in accounts payable of $72,719.

         In 2001, the Company issued 1,895,334 in options/warrants to purchase common stock valued at $199,010 in exchange for services.

         In 2001, the Company issued 196,918 shares of common stock in conversion of $50,000 of convertible debentures along with accrued interest of $9,075.

         In 2001, the Company issued 385,715 shares of common stock for a subscription receivable in the amount of $135,000.

         In 2001, the Company issued 256,852 shares of common stock in a cashless exercise of a common stock option.

         In 2001, the Company converted $63,446 in accrued interest payable to notes payable.

         In 2001, the Company obtained equipment with a value of $26,422 by entering into a capital lease.

         In 2000,  the Company  issued 100,000 shares of common stock and a note
         payable  in  the  amount  of  $50,000  in  the   acquisition  of  Azore
         Acquisition Corporation (See Note 2).

         In 2000, the Company issued 77,358 shares of common stock for services rendered valued at $21,660.


         In 2000, the Company issued 896,055 shares of common stock in conversion of $650,000 of debentures along with related accrued interest of $10,788.

         In 2000, the Company issued 400,000 shares of stock as collateral for a note payable. The shares were canceled in January 2002 upon repayment of the note.








              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Q Comm International, Inc. (the Company) was organized on February 7, 1986 as Four Rivers Development, Inc. This name was changed on August 3, 1998 to Q Comm International Inc. in conjunction with the purchase of three operating companies. Substantially all operations are conducted through the Company's wholly-owned subsidiary, Q Comm, Inc. The Company is headquartered in Orem, Utah but provides telecommunication products and services to end users throughout the United States. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

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

     Depreciation and Amortization - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of five years.

     Goodwill - In connection with the acquisition of Azore Acquisition Corporation (see Note 2), the Company recorded goodwill of $224,561 which is being amortized over 5 years on a straight-line basis.

     Revenue Recognition - The Company provides electronic delivery of prepaid telecommunication products through a variety of retail locations. Revenue is recognized at the time of product sale. Sales of the Company's electronic products and services are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin
     No. 101 - Revenue Recognition in Financial Statements (SAB 101) and Emerging Issues Task Force No. 99-19 (EITF 99-19). In the event of sales where the Company does not have ownership of the product sold and another entity has such risk and reward of product ownership and/or where certain other requirements of SAB 101 or EITF 99-19 are not met, the Company records revenues on a "net" basis.

     The  Company  also  provides  non-electronic   telecommunication   products
     primarily to others for resale. These sales are recorded net of sales discounts and allowances.

     Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive (see Note 17).

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Inventory - Inventory consists of prepaid telecommunication products sold by the Company and is carried at the lower of cost or market.

     Advertising Costs - Advertising costs are expensed as incurred. Such costs amounted to $19,573 and $21,477 during the years ended December 31, 2001 and 2000 respectively.

     Consolidation - All intercompany balances and transactions between the parent and subsidiary have been eliminated in consolidation.

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

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reclassifications - Certain amounts in the financial statements for the year ended December 31, 2000 have been reclassified to conform to headings and classifications used in the December 31, 2001 financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - ACQUISITION

     During March 2000, the Company issued 100,000 shares of common stock valued at $1.76 per share and a note payable for $50,000 to purchase all of the issued and outstanding shares of Azore Acquisition Corporation (Azore). The merger was accounted for as a purchase. Subsequent to the merger, Azore was merged into the Company and dissolved. Goodwill of $224,561 representing the excess of the cost of purchasing Azore over the fair market value of the assets at the date of acquisition was recorded and is being amortized on the straight-line method over 5 years. Amortization expense recognized during the years ended December 31, 2001 and 2000 was $44,968 and $35,012, respectively.

NOTE 3 - CERTIFICATES OF DEPOSIT

     The following is a summary of certificates of deposit held by the Company at December 31, 2001:

                                      Amortized         Market         Maturity
      Date Acquired   Maturity Date     Cost             Value          Value
     ---------------    ---------    -----------      -----------     ----------
         5/22/01         5/22/02      $   50,000      $   50,000     $   50,000
         5/22/01         5/22/02          50,000          50,000         50,000
                                      -----------     -----------    -----------
                                      $  100,000      $  100,000     $  100,000
                                      -----------     -----------    -----------

     One of the certificates of deposit is pledged as security for the Company's line of credit (see Note 7).

NOTE 4 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment as of December 31, 2001:

               Point of sale equipment         $ 702,609
               Office and computer equipment      88,242
                                               ---------
               Total cost                        790,851

               Accumulated deprecation          (143,168)
                                               ---------
               Property & equipment, net       $ 647,683
                                               ---------

     Depreciation expense for the years ended December 31, 2001 and 2000 was $113,704 and $40,348, respectively.

     Included in the cost of property and equipment at December 31, 2001 is a $100,000 deposit for various components of equipment to be manufactured for the Company.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - CAPITALIZED SOFTWARE DEVELOPMENT

     Capitalized software costs at December 31, 2001 are related to projects in process and accordingly, no amortization has been recorded. Information related to capitalized software costs is as follows:

               Balance, beginning of year    $  3,478
               Capitalized during the year    632,742
                                             --------
               Balance, end of year          $636,220
                                             --------

     Approximately $240,000 of the above costs were paid to a third-party software development company. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of $26,632.

NOTE 6 - BANK OVERDRAFT

     The Company receives payment on substantially all its sale transactions through the automated clearinghouse system (ACH system) on either a daily or weekly basis. Once the payment has been received, the Company disburses funds via the ACH system for the cost of products sold and commissions according to the respective agreements, generally ranging from 1-4 days after funds are received. This timing difference between receipt of funds and payment of product costs and commissions creates an ongoing balance of available funds in the Company's bank accounts. At December 31, 2001, the Company has utilized a portion of this available balance in the amount of $188,920, which created an overdraft for accounting purposes.

NOTE 7 - LINE OF CREDIT

     The Company has a $50,000 line of credit with a bank. There was no balance outstanding at December 31, 2001. The line accrues interest at prime plus 2% (7% at December 31, 2001), and is due in May 2002. The line is secured by a $50,000 certificate of deposit (see Note 3).

NOTE 8 - RELATED PARTY OBLIGATIONS

     Accrued Expenses - At December 31, 2001, the Company owed the Chief Executive Officer $228,583, principally consisting of unpaid equipment lease expenses (see Note 12) and deferred salary.

     Notes Payable - At December 31, 2001, the Company had notes together with accrued interest totaling $184,717 payable to the Company's Chief Executive Officer. The notes are payable on demand and bear interest at 10%. During the years ended December 31, 2001 and 2000, the Company recorded interest expense on these notes of $14,429 and $9,534, respectively.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT

     NOTES PAYABLE
     During November 2001, the Company issued a note payable in the amount of $200,000, with interest at prime plus 3% (8% at December 31, 2001), due June 1, 2002. The note is collateralized by the Company's accounts and intellectual property.

     During December 2000, the Company issued a note payable for $100,000. The note bears interest at a rate of 15% per annum, payable monthly, and is due January 31, 2002. The Company pledged 400,000 common shares as collateral for the loan. Subsequent to December 31, 2001, the note was repaid according to its terms and the shares collateralizing the loan were canceled.

     During November 2000, the Company issued a note payable for $50,000. The note bears interest at a rate of 12% and had an original due date of November 27, 2001. During 2001, the due date was extended to November 27, 2002 in consideration of payment of accrued interest to date of $4,350 and principal reduction of $3,650. The outstanding balance of the note at December 31, 2001 was $46,350. In connection with obtaining the note, the Company issued 25,000 options to purchase common stock at $.60 per share expiring November 2003, with demand registration rights.

     During March 2000, the Company issued a note payable for $50,000 in connection with an acquisition (see Note 2) with interest at 7% and an original due date of April 15, 2001. During 2001, the Note was restructured with monthly payments of $4,950 through May 2002, including interest at 18% per annum, and $4,000 in accrued interest added to the note. At December 31, 2001, the outstanding balance of the note was $23,678. In connection with the extension of the note, the Company issued 60,000 options to purchase common stock at $.60 per share expiring May 2006, with piggyback registration rights. These options were valued at $6,300 and recorded as interest expense.

     During January 2000, the Company borrowed $292,000 from certain investors. During 2001, the Company repaid a total of $120,000 of the borrowings and structured the remaining amount plus accrued interest of $59,446 as a note payable in the amount of $231,446 with interest at 18% per annum, due January 31, 2002. In connection with the note, the Company issued 80,000 options to purchase common stock at $.90 per share expiring September 2006, with piggyback registration rights. These options were valued at $8,400 and recorded as interest expense. Subsequent to December 31, 2001, the note was repaid according to its terms.

     CONVERTIBLE NOTES PAYABLE
     During November and December 2001, the Company borrowed a total of $250,000 in the form of a convertible note payable. The outstanding balance of the note may be converted into common stock at $1.25 per share after one year at the option of the holder. The note bears interest at 14% and requires monthly payments of $5,865 through November 2006. The note is secured by the Company's tangible and intangible assets, and the proceeds therefrom. In connection with the note, the Company issued warrants for the purchase of 150,000 shares of common stock at $1.25 per share, expiring 2008. These warrants were valued at $15,750 and recorded as interest expense.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LONG-TERM DEBT (Continued)

     During August 2001, the Company issued $200,000 in convertible notes which may be converted to common stock at $.30 per share at the option of the holder. The note bears interest at 6% and is due May 31, 2002. The note is secured by certain equipment with a remaining book value of approximately $121,440 at December 31, 2001. If the holder of the note elects to not convert the note, the Company has the option to satisfy the obligation by releasing the collateral securing the note.

     During the year ended December 31, 2001, $50,000 in debentures and $9,075 in accrued interest were converted to 196,918 shares of common stock.


     A summary of maturities of all long-term debt is as follows:

               2002                        $   839,359
               2003                             43,544
               2004                             49,976
               2005                             57,510
               2006                             60,232
                                           -----------
               Total                         1,050,621
               Less current portion           (839,359)
                                           -----------
               Long-term portion           $   211,262
                                           -----------

     The total of $839,359 due in 2002 is reflected in the accompanying balance sheet as notes payable of $601,474 and convertible notes payable of $237,885.

NOTE 10 - CAPITAL LEASE OBLIGATION

     During 2001, the Company entered into a capital lease for the purchase of certain computer equipment. The lease requires monthly payments of $820 through September 2005 and has an outstanding principal balance at December 31, 2001 of $25,689. The lease is collateralized by equipment with a remaining book value of approximately $25,000 at December 31, 2001.

     Total future minimum lease payments, including interest and other costs, are as follows:

               2002                                 $  9,845
               2003                                    9,845
               2004                                    9,845
               2005                                    8,204
                                                    --------
               Total                                  37,739
               Less interest and other costs         (12,050)
                                                    --------
               Present value of future
                 minimum lease payments               25,689
               Less current portion                   (5,044)
                                                    --------
               Long-term portion                    $ 20,645
                                                    --------

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LITIGATION AND CONTINGENCIES

     During the year ended December 31, 2000, the Company purchased certain software and hardware from an unrelated party for $1,000,000, payable at various dates through October 2001. Subsequently, the Company determined through due diligence to exercise its right of recision specified in the contract and return the items to the seller. Under the terms of the contract, the Company may be liable for amounts due the seller prior to notification of termination. Management of the Company believes the amount that will ultimately be paid to the seller, if any, is not determinable but will be immaterial to the financial statements at December 31, 2001.

     During the year ended December 31, 1999, the Company sold certain services to a third party who in turn sold these services to consumers. When the third party failed to deliver as anticipated, some of the consumers reversed the charges that had been made on their credit card accounts to purchase the services. These reversals were ultimately covered by charges made to the Company's merchant account with a bank, resulting in an overdraft of that account. The Company, under the agreement with the third party, is entitled to be reimbursed 50% of the amount of the charge-backs. During 2000, the bank filed suit claiming damages of $175,477. Management of the Company believes the bank reversed charges that should not have been under the terms and conditions of the consumers' agreement and therefore disputes the bank's claim.

     At December 31, 2001, the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 300,000 shares of the Company's common stock at $.03 per share. The Company has agreed to indemnify the CEO by replacing his shares through the issuance of shares from treasury if the plaintiff is successful in his claim.

     During January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. This amount is reflected in the accompanying financial statements as an offset to stockholders' equity.

     The Company has recorded a contingent liability in connection with these matters.

NOTE 12 - OPERATING LEASES

     The Company leased equipment and furniture from a company owned by the Company's CEO under an operating lease which expired March 31, 2001. At December 31, 2001, there was a balance of $94,285 for past lease payments (see Note 8).

     The Company leases office and warehouse space under an operating lease agreement dated November 22, 1999, with an original expiration date of December 31, 2001. During 2001, the Company exercised its option to renew the lease for an additional two years with base rents of $3,280 per month in 2002 and $3,373 in 2003. The Company's future minimum rental under this operating lease amounts to $79,836 at December 31, 2001.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CAPITAL STOCK

     A summary of common stock transactions for the years ended December 31, 2001 and 2000 is as follows:

     During the year ended December 31, 2001, the Company issued 714,285 shares of common stock upon the exercise of stock options at $.35 to $.70 per share ($285,000).

     During February, 2001, the Company issued 133,333 shares of common stock at $.30 per share ($40,000).

     In September 2000, the Company completed a private placement of common stock. The Company issued 1,253,333 units for $376,000 in proceeds. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $1.00.

     During December, 2001, the Company issued 196,918 shares of common stock upon the conversion of a $50,000 debenture at $.30 per share and related accrued interest of $9,075.

     During October, 2001, the Company issued 256,852 shares of common stock upon the cancellation of 380,000 stock options at $.35 per share.

     During the year ended December 31, 2001, the Company issued 955,934 shares of common stock for legal, consulting services and finders fees at $.30 to $.50 per share ($302,959, including $122,868 in stock offering costs).

     During September, 2001, the Company issued 385,715 shares of common stock at $.35 per share for a $135,000 subscription receivable.

     During, 2001, the Company recorded $199,010, including $23,660 in stock offering costs, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) for the issuance of 1,895,334 options to non-employees to purchase common stock at $.35 to $1.25 per share for finders fees, legal services, extension of notes payable and upon issuance of notes payable.

     During the year ended December 31, 2000, the Company issued 1,083,784 shares of common stock upon the exercise of stock options at $.70 to $.93 per share ($935,000, net of $127,375 in stock offering costs).

     During the year ended December 31, 2000, the Company issued 77,358 shares of common stock for legal services at $.27 to $.28 per share ($21,660).

     During March, 2000, the Company issued 100,000 shares of common stock in the acquisition of Azore (See Note 2).

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CAPITAL STOCK (Continued)

     During February through May, 2000, the Company issued 896,055 shares of common stock upon the conversion of a $650,000 debenture at $.70 to $1.00 per share and related accrued interest of $10,788.

     During March, 2000, the Company issued 400,000 shares of common stock as collateral for a $100,000 note payable. In January 2002, the note was repaid and the shares were canceled.


     At December 31, 2001, the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 300,000 shares of the Company's common stock at $.03 per share. The Company has agreed to indemnify the CEO by replacing his shares through the issuance of shares from treasury if the plaintiff is successful in his claim.

     During February 2002, the Company sold 2,000,000 shares of restricted common stock at $1.00 per share through private placements for $1,629,225 cash and $370,775 in subscriptions receivable. Stock offering costs of approximately $126,000 were recorded in connection with the sale.

NOTE 14 - STOCK OPTIONS

     A summary of the status of options granted to employees at December 31, 2001 and 2000, and changes during the years then ended are as follows:


                                                      2001                              2000
                                         -------------------------------   --------------------------------
                                                         Weighted Average                  Weighted Average
                                              Shares      Exercise Price          Shares    Exercise Price
                                         --------------   --------------   --------------   --------------
      Outstanding at beginning of year        1,655,000   $         1.34          820,000   $         1.59
      Granted                                 3,020,000             1.02          835,000             1.10
      Exercised                                    --               --               --               --
      Forfeited                                 264,000             1.44             --               --
      Expired                                   621,000             1.60             --               --
                                         --------------   --------------   --------------   --------------
      Outstanding at end of year              3,790,000   $         1.03        1,655,000   $         1.34
                                         --------------   --------------   --------------   --------------
      Exercisable at end of year              1,030,000   $         1.08          634,000   $         1.25
                                         --------------   --------------   --------------   --------------
      Weighted average fair value of
        options granted                       3,020,000   $          .69          835,000   $          .63
                                         --------------   --------------   --------------   --------------

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - STOCK OPTIONS (Continued)

     A summary of the status of the options outstanding to employees of the Company at December 31, 2001 is presented below:

                                             Options Outstanding                           Options Exercisable
                           ------------------------------------------------------    -------------------------------
          Range of                        Weighted Average       Weighted Average                   Weighted Average
          Exercise           Number           Remaining              Exercise          Number           Exercise
           Prices          Outstanding     Contractual Life           Price          Exercisable          Price
         ----------        -----------    -----------------      ----------------    -----------      --------------
       $1.00 - $1.61         2,960,000          4.5 years              $1.02            200,000           $1.00
       $1.00 - $1.10           830,000          3.5 years              $1.10            830,000           $1.10
                           -----------                                               ----------
                             3,790,000                                                1,030,000
                           -----------                                               ----------

     The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 2001 and 2000 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been increased to the pro forma amounts indicated below:


                                                      2001             2000
                                                ---------------   --------------
         Net Income
            As reported                         $   (1,550,216)   $    (985,482)
            Proforma                            $   (2,258,918)   $  (1,205,979)

         Basic earnings per share
            As reported                         $        (.14)    $        (.12)
            Proforma                            $        (.21)    $        (.15)

     The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended
     December 31, 2001 and 2000: risk-free interest rates of 4.6% and 6.7%, expected dividend yields of zero, expected life of 5 years, and expected volatility of 161% and 140%, respectively.

     At December 31, 2001, the Company had outstanding 2,573,383 stock options to non-employees under various agreements with exercise prices ranging from $.40 to $3.00 per share, expiring between March 2002 and November 2008. During the year ended December 31, 2001, the Company issued 3,148,667 options (consisting of 1,253,333 options in connection with a private placement and 1,895,334 options for finders fees, legal services, extension of notes payable and upon issuance of notes payable) to non-employees at prices ranging from $.35 to $1.25 per share. During the year ended December 31, 2001, 1,480,000 options were exercised by non-employees at prices ranging from $.35 to $.70 per share.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (SFAS No. 109). SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available net operating loss or tax credit carryforwards. At December 31, 2001, the total of all deferred tax assets is $1,744,013 and the total of the deferred tax liabilities is $303,790. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance of $1,440,223 and $918,000 at December 31, 2001 and 2000, respectively.
     The change in the valuation allowance for the year ended December 31, 2001 is approximately $525,000.

     The Company has available at December 31, 2001, net operating loss carryforwards of approximately $4,552,000, which may be applied against future taxable income and which expire in various years through 2021.

     The components of income tax expense from continuing operations for the years ended December 31, 2001 and 2000 consist of the following:

                                                               2001         2000
                                                             ---------    ---------
    Current income tax expense:
      Federal                                                $    --      $    --
      State                                                       --           --
                                                             ---------    ---------
         Current tax expense                                 $    --      $    --
                                                             ---------    ---------
    Deferred tax expense (benefit) arising from:
      Excess of tax over financial accounting depreciation   $ 303,790    $    --
      Deferred compensation                                    (35,172)        --
      Net operating loss carryforwards                        (780,189)    (406,000)
      Valuation allowance                                      522,563      406,000
      Other                                                    (10,992)        --
                                                             ---------    ---------
         Net deferred tax expense                            $    --      $    --
                                                             ---------    ---------

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                               2001     2000
                                                             --------  -------
       Computed at the expected statutory rate                  34.0%    34.0%
       State and local income taxes, net of federal benefit      3.3      3.3
       Valuation allowance                                     (33.7)   (37.3)
       Compensation due to issuance of options/warrants         (4.2)    --
       Other                                                      .6     --
                                                             --------  -------
            Income tax expense                                  -- %     -- %
                                                             --------  -------

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - INCOME TAXES (Continued)

     The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset (liability) at December 31, 2001:


                                                                 2001
                                                              -----------
       Excess of tax over financial accounting depreciation   $  (303,790)
                                                              -----------
           Total deferred tax liability                       $  (303,790)
                                                              -----------
       Net operating loss carryforwards                       $ 1,697,849
       Deferred compensation                                       35,172
       Other                                                       10,992
       Valuation allowance                                     (1,440,223)
                                                              -----------
           Total current tax asset                            $   303,790
                                                              -----------

NOTE 16 - GAIN ON EXTINGUISHMENT OF DEBT

     The Company has continued to carry certain accounts payable items that originated with predecessor companies (see Note 1). The Company is in the process of negotiating settlements for these items, which resulted in payments that were less than the original amounts due. The differences between the payments to negotiate and settle such amounts and original amounts due have been recorded as extraordinary gains of $6,878 and $156,049 for the years ended December 31, 2001 and 2000, respectively.

NOTE 17 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the years presented:

                                                        For the Years Ended
                                                            December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------
    Loss from continuing operations
      available to common shareholders
          (numerator)                              $ (1,557,094)   $ (1,141,531)
                                                   ------------    ------------

    Gain on extinguishment of debt  (numerator)    $      6,878    $    156,049
                                                   ------------    ------------
    Weighted average number of common
      shares outstanding during the year
      used in per share calculations (denominator)   10,914,842       8,026,597
                                                   ------------    ------------

     Because the Company incurred losses for the years ended December 31, 2001 and 2000, the effect of options/warrants and convertible notes totaling 7,294,867 and 2,634,987 equivalent shares, respectively, has been excluded from the loss per share computation as its impact would be antidilutive.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - SIGNIFICANT CUSTOMERS

     The Company has two significant customers that accounted for 39% and 10% of revenues for the year ended December 31, 2001.

NOTE 19 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to raise additional funds through debt and/or equity offerings (see Note 20) and substantially increase sales. There is no assurance that the Company will be successful in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 20 - SUBSEQUENT EVENTS

     During February 2002, the Company sold 2,000,000 shares of restricted common stock through private placements for $1,629,225 cash and $370,775 in subscriptions receivable. Stock offering costs of approximately $126,000 were recorded in connection with the sale.

     During January 2002, the Company repaid a total of $331,446 in notes payable on their due dates (see Note 9). In connection with the repayment, 400,000 shares of common stock collateralizing one of the notes were canceled and returned to treasury (see Note 13).