Form 10QSB
period 2002-03-31
Q COMM INTERNATIONAL INC
filed 2002-05-15
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                         COMMISSION FILE NUMBER: 0-28885



                           Q COMM INTERNATIONAL, INC.
                  --------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                          Utah                    87-0674277
                 ----------------------       -------------------
                (State of incorporation)     (IRS Employer ID No.)

                   1145 South West 1680, Orem, Utah 84058-4930
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (801) 226-4222
                            -------------------------
                         (Registrant's telephone number)


Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 2002, there were 14,484,488 shares of common stock outstanding.

Transitional Small Business Disclosure Format: [  ] Yes   [X] No

Part I

Item 1.  Financial Statements

See exhibit 99.1 hereto.

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

OVERVIEW

Q Comm International, Inc. ("Q Comm" or the "Company"), a Utah corporation, is a national business services provider specializing in the sale and distribution of various prepaid products including prepaid calling cards, prepaid wireless service and prepaid home dialtone phone services throughout the United States. The Company provides electronic delivery of products through Qxpress (TM), a total management system that allows retailers to (i) instantly provide any prepaid service at the point of purchase on demand and thus minimize shelf space requirements; (ii) print flexible sales reports, and (iii) eliminate expensive inventory, and prevent theft and fraud. The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol QCCM.OB.

Q Comm primarily distributes its products through the Qxpress (TM) point-of-sale activation system, which delivers electronic personal identification numbers
(PINs) for its products to consumers. The Qxpress (TM) terminal connects to a standard phone line and downloads a personal identification number (PIN) which is then printed on a blank card with an 800 number and simple activation instructions. The Qxpress (TM) system also generates service fees when weekly sales quotas of products and services have not reached minimum amounts set by the Company. Revenues are also generated from the sale of printed prepaid wireless and long distance cards and from the sale of Qxpress (TM) terminals, although presently the Company retains ownership of most of the terminals placed in service. The Company believes that its principal business in the future will be in the prepaid wireless market, and providing point-of-sale solutions to retailers.

The Company utilizes a business-to-business model, wherein large, independent telecommunications brokers, wholesale food distributors, and wireless carriers market Q Comm's products to a variety of retailers with whom they have pre-existing relationships. Q Comm uses its own sales force to recruit, train and support the independent telecommunications brokers, wholesale food distributors, and wireless carriers that market the Company's products.

The Company's objective is to be one of the leading electronic point-of-sale solution providers in the United States and internationally. To achieve this, it will be necessary for Q Comm to expand the size of its revenues through expansion of the number of retail locations where its products are sold by entering into new broker/carrier agreements, increasing sales volume through existing locations, and to continue to generate new sources of revenue through development of new products and services.

Q Comm has been developing its proprietary point-of-sale system, marketed as Qxpress 200 (TM), during much of 2001 and continuing into 2002. The Company has also been developing proprietary Data Center software concurrent with the development of the new terminal. A third party has done much of the terminal development whereas all of the Data Center software has been developed by software engineers employed by the Company. The Data Center software is the key to the overall function of the new terminal, as all transactions are reported by the new terminal to the Data Center where critical functions occur such as ACH transaction processing (the means by which funds are cleared from retailer accounts), preparation of sales reports for brokers, retailers and suppliers of PINs, and PIN inventory management. Q Comm announced a successful beta test of the new terminal in December 2001. The Company has experienced a strong demand for the new terminal during various marketing activities and anticipates a significant number of new locations throughout 2002 and beyond.

In addition to a significantly improved aesthetic design, the new terminal offers many enhanced features including a magnetic card reader, streaming media display for retailer advertisements, custom real-time reporting, and capability for multiple products, denominations, languages and currencies. The Data Center software developed by the Company also has many new features, such as just-in-time PIN delivery, real-time transaction processing, PIN and PIN-less platform support, detailed broker/retailer sales reports, text and graphics design for custom card backs, and ACH transaction processing. The Company intends to pursue patents for several innovative features of the new terminal. The Company has filed initial provisional patent applications with the U.S. Patent and Trademark Office and received notices of Filing Receipts from such office.

Concurrent with the release of its new proprietary Qxpress 200 (TM) terminal, the Company also is marketing a variation of its current business model wherein telecommunication brokers purchase the terminal from Q Comm and install a Data Center under a software license from the Company. Under this model, the broker assumes more responsibility for certain functions such as PIN management, product ownership, report generation, and funds transfer while the Company generates revenues from the sale of the terminal and ongoing transaction processing and management services. Under its current business model, which is still available for current as well as new customers, the Company retains ownership of the terminal and maintains control of the functions described above. The Company has identified additional marketing opportunities for larger telecommunication brokers who desire the autonomy and control offered by this new business model.

The Company intends to introduce many more innovative product solutions to the prepaid services market by exploiting leading technologies and creating leading-edge, customized solutions for emerging customer segments. Several features of the Qxpress 200 (TM) terminal and Data Center allow for additional uses and products to be developed.

International opportunities are also emerging for the Company in the electronic point-of-sale industry. Overseas deregulation of telecommunications provides Q Comm with an unprecedented opportunity to develop joint ventures for the marketing of prepaid telecommunications systems. On February 1, 2002, the Company announced it had entered into an exclusive five-year agreement with WGR Limited, a European telecommunications distributor, for the installation of a Data Center and purchase of Qxpress 200 (TM) terminals. The agreement calls for over 26,000 of such terminals to be purchased from Q Comm within the first two years of the agreement. As of May 3, 2002, WGR had been provided with a limited number of Qxpress 200 (TM) terminals for purposes of function verification. The Company expects increasing deployment of terminals under this contract throughout the remainder of 2002.

The key to the Company's future success lies in its ability to continue to provide premier prepaid products and services, begin large-scale distribution of its new point-of-sale activation system (Qxpress 200 (TM)), execute its strategy of broker/wholesaler network expansion, and obtain funding needed to carry out these objectives.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

REVENUES

Q Comm generates and recognizes revenues under the category entitled "telecommunications" which includes prepaid wireless services, prepaid calling cards, prepaid home dialtone services, and other sales and miscellaneous income. During the period ended March 31, 2002, Q Comm's net sales were $6,275,593 as compared to $1,853,930 during the quarter ended March 31, 2001, representing an increase of $4,421,663. The increase during the period is primarily attributable to the acceptance by the prepaid market for the Company's means of product distribution utilizing point-of-sale technology, the increasing visibility of the Company in the prepaid market, and the overall growth of the prepaid wireless market. The Company expects each of these factors to contribute to further sales growth in the foreseeable future.

COST OF GOODS SOLD

The Company's cost of goods sold increased $3,418,345, from $1,240,724 for the period ended March 31, 2001 to $4,659,069 for the period ended March 31, 2002. The increase in the cost of goods sold during this period is principally associated with the increase in revenues.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2002 increased to $1,795,238 from $885,810 during the same period in 2001, or an increase of $909,428 (102.7%). Factors contributing to the increase are discussed below.

Commissions and fees increased $944,480 (182.8%), from $516,636 for the period ended March 31, 2001 to $1,461,116 for the period ended March 31, 2002. These expenses are principally commissions paid to merchants and brokers for product sales through the Qxpress (TM) terminals and are a fixed percentage of the product sales price.

Selling expenses increased $13,419 (26.5%) for the three months ended March 31, 2002 compared with the period ended March 31, 2001. The increase is due to increased costs in travel expenses, reflecting the sales efforts associated with building an expanded network for the selling and distribution of the Company's products.

General and administrative expenses decreased $46,474 (16.2%) from $287,480 for the three months ended March 31, 2001 to $241,006 for the comparable period in 2002. The decrease in general and administrative expenses is principally the result of certain expenses (primarily salaries and benefits) that were capitalized as software development costs during the period ended March 31, 2002 whereas no such expenses were capitalized during the period ended March 31, 2001.

Depreciation and amortization expenses were $29,099 for the three months ended March 31, 2002 compared to $31,096 during the same period in 2001, or an decrease of $1,997 (6.4%). The decrease results from a decrease in amortization expense resulting from the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" during the three months ended March 31, 2002. Reference is made to Notes 1, 3 and 4 of the financial statements included under Item 1 above. This decrease was partially offset by an increase in depreciation expense resulting from an increased investment in property and equipment (principally Data Center hardware and Qxpress (TM) terminals).

LOSS FROM OPERATIONS

The Company had a loss from operations of $178,714 for the three months ended March 31, 2002 as compared with a loss of $272,604 for the three months ended March 31, 2001. The Company expects its investment in an expanded distribution network to result in significantly higher revenues in the future while the Company's ongoing operating expenses (other than commissions and fees) to increase by a smaller percentage. The Company believes these factors will contribute to continuing improvement in the results from operations in the foreseeable future.

TOTAL OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEM

The Company experienced a gain on extinguishment of debt of $2,112 for the three months ended March 31, 2002 as compared to $2,224 for the comparable period in 2001. Total other income (expense) decreased from March 31, 2001 to March 31, 2002 ($20,913 versus $11,550, respectively), which is primarily the result of interest capitalized as software development costs during 2002 related to Qxpress 200 (TM) development whereas no interest was capitalized during 2001.

NET LOSS

For the three months ended March 31, 2002, the Company had a net loss of $188,152 as compared to $291,293 for the three months ended March 31, 2001. The Company believes a much larger revenue base and aggressive expense controls will result in profitability in the foreseeable future.

The Company has available at March 31, 2002, operating loss carryforwards of approximately $4,700,000 which may be applied against future taxable income in years through 2021. The loss carryforwards and other items result in net deferred tax assets of approximately $1,500,000 at March 31, 2002. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance equal to the net deferred tax assets at March 31, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, convertible debentures, and notes payable. As of March 31, 2002, the Company had a working capital deficit (current assets less current liabilities) of approximately $1,145,000. The Company may seek to issue corporate debt or equity securities in order to satisfy its cash needs for the coming year. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its network for the sale of telecommunications products, costs of new placements of Qxpress 200 (TM) terminals, and in the reduction of short-term liabilities. No assurance can be given that the Company will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

The Company does not believe that its business is subject to seasonal trends.

The Company does not believe that inflation had a significant impact on the Company's results of operations for the periods presented. On an ongoing basis, the Company attempts to minimize any effects of inflation on its operating results by controlling operating costs, and, whenever possible, seeking to insure that product price rates reflect increases in costs due to inflation.

NEW ACCOUNTING PRONOUNCEMENTS

No new pronouncement issued by the Financial Accounting Standards Board, the American Institute of Certified Public Accountants or the Securities and Exchange Commission is expected to have a material impact on the Company's financial position or reported results of operations.

Part II

Item 1.  Legal Proceedings

The Registrant was not made a party to any legal proceedings during the period covered by this Quarterly Report on Form 10-QSB, and is not the subject of any legal proceedings other than those disclosed in its Annual Report on Form 10-KSB, except as follows: Reference is made to the description of the action filed by Registrant on or about January 2, 2002 in the Supreme Court of the State of New York, New York County, against Jeffrey Jacobson. On or about May 8, 2002, the Registrant filed a motion for summary judgment in its favor, asserting that no material issues of fact exist respecting the debt owed by Jacobson and requesting that the court award it damages in the amount of $133,500, plus interest, costs and disbursements, including reasonable attorneys' fees. Barring final disposition by the court, the Registrant intends to continue in pursuing this claim vigorously.

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


Item 6.  Exhibits and Reports on Form 8-K

10.1 Memorandum of Understanding by and between WGR LTD and Registrant dated January 16, 2002.

99.1 Financial Statements

During the period covered by this Quarterly Report on Form 10-QSB, there were no reports on Form 8-K filed.

SIGNATURES In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q Comm International, Inc. [Registrant]

Dated May 13, 2002


By: /s/ Paul C. Hickey
   ----------------------------------------
Paul C. Hickey, Chief Executive Officer


By: /s/ Stephen C. Flaherty
   ----------------------------------------
Stephen C. Flaherty, President


By:/s/ Michael K. Openshaw
   ----------------------------------------
Michael K. Openshaw, Chief Financial Officer