Form 10QSB
period 2002-06-30
Q COMM INTERNATIONAL INC
filed 2002-08-14
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                         COMMISSION FILE NUMBER: 0-28885



                           Q COMM INTERNATIONAL, INC.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

                            Utah               87-0674277
                  -----------------------  -------------------
                 (State of incorporation) (IRS Employer ID No.)

                   1145 South West 1680, Orem, Utah 84058-4930
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (801) 226-4222
                            ------------------------
                           (Issuer's telephone number)


Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 12, 2002, there were 14,864,985 shares of common stock outstanding.

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

OVERVIEW

Q Comm International, Inc. ("Q Comm" or the "Company"), a Utah corporation, is a national business services provider specializing in the sale and distribution of various prepaid products throughout the United States including prepaid calling cards, prepaid wireless service, prepaid home dialtone phone services, prepaid internet, and prepaid MasterCard (TM). The Company provides electronic delivery of products through Qxpress (TM), a total management system that allows retailers to (i) instantly provide any prepaid service at the point of purchase on demand and thus minimize shelf space requirements; (ii) print flexible sales reports, and (iii) eliminate expensive inventory, and prevent theft and fraud. The Company's securities are quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol QCCM.OB.

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

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001 AND FOR THE THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2001.

REVENUES

Q Comm generates and recognizes revenues under the category entitled "telecommunications" which includes prepaid wireless services, prepaid calling cards, prepaid home dialtone services, and other sales and miscellaneous income. During the six months ended June 30, 2002, Q Comm's net sales were $13,429,618 as compared to $5,739,840 during the six months ended June 30, 2001, representing an increase of $7,689,778. The increase during the period is primarily attributable to the acceptance by the prepaid market for the Company's means of product distribution utilizing point-of-sale technology, the increasing visibility of the Company in the prepaid market, and the overall growth of the prepaid wireless market. The Company expects each of these factors to contribute to further sales growth in the foreseeable future.

During the three months ended June 30, 2002, Q Comm's net sales increased $3,268,115 to $7,154,025, from $3,885,910 in the comparable period in 2001. The
Company attributes this change to the same factors discussed above.

COST OF GOODS SOLD

For the six months ended June 30, 2002, the Company's cost of goods sold increased to $9,961,313 from $3,993,487 for the six months ended June 30, 2001, for an increase of $5,967,826. The increase in the cost of goods sold during this period is principally associated with the increase in revenues.

During the three months ended June 30, 2002, cost of goods sold increased to $5,302,244 from $2,686,911 for the three months ended June 30, 2001, for an increase of $2,615,333. This increase is also attributable to the increase in revenues as noted above.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2002 increased to $3,832,908 from $2,283,842 during the same period in 2001, or an increase of $1,549,066 (67.8%). For the three months ended June 30, 2002, total operating expenses were $2,037,670 compared to $1,463,884 for the same period in 2001. Factors contributing to the changes are discussed below.

Commissions and fees increased $1,657,181 (110.2%), from $1,503,277 for the six months ended June 30, 2001 to $3,160,458 for the six months ended June 30, 2002. For the three months ended June 30, 2002, commissions and fees were $1,699,342 compared to $1,052,493 the three months ending June 30, 2001. These expenses are principally commissions paid to merchants and brokers for product sales through the Qxpress (TM) terminals and are a fixed percentage of the product sales price.

Research and development expenses were $57,500 for both the three- and six-month periods ended June 30, 2001. During 2001, the Company incurred expenses related to the development of new products and services. No expenses of this nature were incurred in the comparable periods in 2002.

Selling expenses increased $11,180 (9.5%) for the six months ended June 30, 2002 compared with the six months ended June 30, 2001. The increase is due to increased costs in travel expenses, reflecting the sales efforts associated with building an expanded network for the selling and distribution of the Company's products. Selling expenses for the three months ended June 30, 2002 were relatively flat when compared to the same period in 2001, decreasing by $2,239.

General and administrative expenses decreased $51,796 (9.7%) from $535,813 for the six months ended June 30, 2001 to $484,017 for the comparable six month period in 2002, and decreased $5,322 (2.1%) from the three-month period ended June 30, 2001 to the comparable period in 2002. The decrease in general and administrative expenses is principally the result of lower consulting expenses in 2002.

Depreciation and amortization expenses were $59,282 for the six months ended June 30, 2002 compared to $69,281 during the same period in 2001, or an decrease of $9,999 (14.4%). Such expenses were $30,183 for the three months ended June 30, 2002 compared to $38,185 for the comparable period in 2001, for a decrease of $8,002 (21.0%). The decrease results from a decrease in amortization expense resulting from the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" during the six months ended June 30, 2002. Reference is made to Notes 1, 3 and 4 of the financial statements included under Item 1 above. This decrease was partially offset by an increase in depreciation expense resulting from an increased investment in property and equipment (principally Data Center hardware and Qxpress (TM) terminals).

LOSS FROM OPERATIONS

The Company had a loss from operations of $364,603 for the six months ended June 30, 2002 as compared with a loss of $537,489 for the six months ended June 30, 2001. The Company expects its investment in an expanded distribution network to result in significantly higher revenues in the future while the Company's ongoing operating expenses (other than commissions and fees) to increase by a smaller percentage. The Company believes these factors will contribute to continuing improvement in the results from operations in the foreseeable future.

The loss from operations for the three months ended June 30, 2002 was $185,889 compared to $264,885 for the three months ended June 30, 2001.

TOTAL OTHER INCOME (EXPENSE) AND EXTRAORDINARY ITEM

The Company experienced a gain on extinguishment of debt of $2,112 for the six months ended June 30, 2002 as compared to $2,224 for the comparable period in 2001. Total other income (expense) for the six months ended June 30, 2002 decreased when compared to June 30, 2001 ($21,765 versus $38,980, respectively), and decreased $7,852 for the three months ended June 30, 2002 when compared to the same period in 2001 ($10,215 vs. $18,067), which is primarily the result of increased interest capitalized as software development costs during 2002 related to Qxpress 200 (TM) development compared to the amount capitalized during 2001.

NET LOSS

For the six months ended June 30, 2002, the Company had a net loss of $384,256 as compared to $574,245 for the six months ended June 30, 2001. For the three months ended June 30, 2002, the Company had a net loss of $196,104 as compared to $282,952 for the same period in 2001. The Company believes a much larger revenue base and aggressive expense controls will result in profitability in the foreseeable future.

The Company has available at June 30, 2002, operating loss carryforwards of approximately $4,900,000 which may be applied against future taxable income in years through 2021. The loss carryforwards and other items result in net deferred tax assets of approximately $1,575,000 at June 30, 2002. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance equal to the net deferred tax assets at June 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, convertible debentures, and notes payable. As of June 30, 2002, the Company had a working capital deficit (current assets less current liabilities) of approximately $1,350,000. The Company may seek to issue corporate debt or equity securities in order to satisfy its cash needs for the coming year. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its network for the sale of telecommunications products, costs of new placements of Qxpress 200 (TM) terminals, and in the reduction of short-term liabilities. No assurance can be given that the Company will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

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

Part II

Item 1.  Legal Proceedings

The Company was not made a party to any legal proceedings during the period covered by this Quarterly Report on Form 10-QSB, and is not the subject of any legal proceedings other than those disclosed in its Annual Report on Form 10-KSB, except as follows: Reference is made to the description of the action filed by the Company on or about January 2, 2002 in the Supreme Court of the State of New York, New York County, against Jeffrey Jacobson. On or about May 8, 2002, the Company filed a motion for summary judgment in its favor, asserting that no material issues of fact exist respecting the debt owed by Jacobson and requesting that the court award it damages in the amount of $133,500, plus interest, costs and disbursements, including reasonable attorneys' fees. Barring final disposition by the court, the Company intends to continue in pursuing this claim vigorously.

Item 2.  Changes in Securities

There were no changes in the instruments defining the rights of security holders during the period covered by this Quarterly Report on Form 10-QSB.


Item 3.  Defaults Upon Senior Securities

There were no defaults upon the Company's senior securities during the period covered by this Quarterly Report on Form 10-QSB.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to the Company's security holders for a vote during the period covered by this Quarterly Report on Form 10-QSB.


Item 5.  Other Information

The Company is not reporting any additional matters under this Item on this Quarterly Report on Form 10-QSB.


Item 6.  Exhibits and Reports on Form 8-K

99.1 Financial Statements

During the period covered by this Quarterly Report on Form 10-QSB, there were no reports on Form 8-K filed.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q Comm International, Inc.

Dated August 14, 2002


By:
   ------------------------------------
Paul C. Hickey, Chief Executive Officer


By:
   ------------------------------------
Stephen C. Flaherty, President


By:
   ------------------------------------
Michael K. Openshaw, Chief Financial Officer

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 2002

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY




                                    CONTENTS

                                                                            PAGE
                                                                            ----

    Unaudited Condensed Consolidated Balance Sheets,
          June 30, 2002 and December 31, 2001                                  1


    Unaudited Condensed Consolidated Statements of
          Operations, for the three and six months ended
          June 30, 2002 and 2001                                               2


    Unaudited Condensed Consolidated Statements of Cash
          Flows, for the six months ended June 30, 2002
          and 2001                                                         3 - 4


     Notes to Unaudited Condensed Consolidated Financial
          Statements                                                      5 - 12

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                         June 30,   December 31,
                       ASSETS                             2002          2001
                                                      -----------   -----------
CURRENT ASSETS:
     Cash in bank                                     $   230,184   $     2,422
     Certificates of deposit                                 --         100,000
     Accounts receivable                                   16,193        29,313
     Inventory                                             25,779        22,509
     Prepaid expenses                                      90,000          --
     Deferred taxes                                       303,790       303,790
                                                      -----------   -----------
               Total Current Assets                       665,946       458,034
                                                      -----------   -----------

PROPERTY & EQUIPMENT, net                                 920,243       647,683
                                                      -----------   -----------
OTHER ASSETS:
     Goodwill, net                                        144,580       144,580
     Capitalized software development costs             1,121,940       636,220
     Deferred stock offering costs                         25,000          --
     Deposits                                              11,979         3,558
                                                      -----------   -----------
               Total Other Assets                       1,303,499       784,358
                                                      -----------   -----------
                                                      $ 2,889,688   $ 1,890,075
                                                      ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                   $   134,314   $   188,920
     Accounts payable                                   1,096,493       758,426
     Accrued expenses                                     132,830       253,268
     Related party obligations                            417,167       413,300
     Notes payable                                         31,350       601,474
     Convertible notes payable - current portion           40,593       237,885
     Capital lease obligation - current portion             5,284         5,044
     Contingent liability                                 159,235       159,235
                                                      -----------   -----------
               Total Current Liabilities                2,017,266     2,617,552
                                                      -----------   -----------
LONG TERM OBLIGATIONS:
     Convertible notes payable                            190,135       211,262
     Capital lease obligation                              18,001        20,645
     Deferred taxes                                       303,790       303,790
                                                      -----------   -----------
               Total Long-term Obligations                511,926       535,697
                                                                    -----------
               Total Liabilities                        2,529,192     3,153,249
                                                      -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, 50,000,000
       shares authorized, 14,864,985 and 13,089,719
       shares issued and outstanding, respectively         14,865        13,090
     Capital in excess of par value                     6,099,074     4,094,273
     Retained deficit                                  (5,619,793)   (5,235,537)
                                                      -----------   -----------
                                                          494,146     1,128,174
     Less stock subscription receivable                  (133,650)     (135,000)
                                                      -----------   -----------
               Total Stockholders' Equity (Deficit)       360,496    (1,263,174)
                                                      -----------   -----------
                                                      $ 2,889,688   $ 1,890,075
                                                      ===========   ===========

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                               Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  For the Three                   For the Six
                                                  Months Ended                    Months Ended
                                                   June 30,                        June 30,
                                         ----------------------------    ----------------------------
                                             2002            2001            2002             2001
                                         ------------    ------------    ------------    ------------
SALES, net of returns and allowances     $  7,154,025    $  3,885,910    $ 13,429,618    $  5,739,840

COST OF GOODS SOLD                          5,302,244       2,686,911       9,961,313       3,993,487
                                         ------------    ------------    ------------    ------------
GROSS PROFIT                                1,851,781       1,198,999       3,468,305       1,746,353
                                         ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Commissions and fees                   1,699,342       1,052,493       3,160,458       1,503,277
     Research and development                    --            57,500            --            57,500
     Selling expenses                          65,134          67,373         129,151         117,971
     General and administrative               243,011         248,333         484,017         535,813
     Depreciation and amortization             30,183          38,185          59,282          69,281
                                         ------------    ------------    ------------    ------------
         Total Operating Expenses           2,037,670       1,463,884       3,832,908       2,283,842
                                         ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                         (185,889)       (264,885)       (364,603)       (537,489)

OTHER INCOME (EXPENSE):
     Other income                                 471           1,115           1,786           1,776
     Interest and other expense               (10,686)        (19,182)        (23,551)        (40,756)
                                         ------------    ------------    ------------    ------------
         Total Other Income (Expense)         (10,215)        (18,067)        (21,765)        (38,980)
                                         ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                  (196,104)       (282,952)       (386,368)       (576,469)

CURRENT TAX EXPENSE                              --              --              --              --

DEFERRED TAX EXPENSE                             --              --              --              --
                                         ------------    ------------    ------------    ------------
LOSS BEFORE EXTRAORDINARY
      ITEM                                   (196,104)       (282,952)       (386,368)       (576,469)

EXTRAORDINARY ITEM - Gain on
     extinguishment of debt                      --              --             2,112           2,224
                                         ------------    ------------    ------------    ------------

NET LOSS                                 $   (196,104)   $   (282,952)   $   (384,256)   $   (574,245)
                                         ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE:
Loss from continuing operations          $       (.01)   $       (.03)   $       (.03)   $       (.06)
     Extraordinary item                          --              --              --              --
                                         ------------    ------------    ------------    ------------


BASIC LOSS PER COMMON SHARE              $       (.01)   $       (.03)   $       (.03)   $       (.06)
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


                             Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                For the Six
                                                                                Months Ended
                                                                                 June 30,
                                                                       --------------------------
                                                                           2002           2001
                                                                       -----------    -----------
Cash Flows from Operating Activities:
     Net loss                                                          $  (384,256)   $  (574,245)
     Adjustments to reconcile net
       loss to net cash used by
       operating activities:
        Gain on extinguishment of debt                                      (2,112)        (2,224)
        Loss on disposal of property and equipment                          21,878           --
        Depreciation and amortization expense                               59,282         69,281
        Stock and options/warrants issued for non-cash consideration          --          112,711
        Change in assets and liabilities:
           Decrease in accounts receivable                                  13,120        173,986
           Increase in prepaid expenses                                       --          (75,548)
           Increase in inventory                                            (3,270)       (11,835)
           Increase other assets                                            (8,421)          --
           Increase in accounts payable                                    340,179        125,984
           Increase (decrease) in accrued expenses                        (120,438)       100,165
           Increase in related party obligations                             3,867         60,500
                                                                       -----------    -----------
               Net Cash Used by Operating Activities                       (80,171)       (21,225)
                                                                       -----------    -----------
Cash Flows from Investing Activities:
     Purchase of property & equipment                                     (353,720)      (291,944)
     Capitalized software development costs                               (485,720)      (143,478)
     Decrease in certificates of deposit                                   100,000           --
                                                                       -----------    -----------
               Net Cash Used by Investing Activities                      (739,440)      (435,422)
                                                                       -----------    -----------
Cash Flows from Financing Activities:
     Issuance of common stock                                            1,970,525        157,000
     Payment of stock offering costs                                       (77,599)          --
     Net increase in lines of credit                                          --           19,300
     Payments on notes payable                                            (570,124)          (141)
     Payments on convertible notes payable                                (218,419)          --
     Payments on capital lease obligation                                   (2,404)          --
     Increase (decrease) in bank overdraft                                 (54,606)       333,969
                                                                       -----------    -----------
               Net Cash Provided by Financing Activities                 1,047,373        510,128
                                                                       -----------    -----------
Net Increase in Cash                                                       227,762         53,481

Cash, Beginning of Period                                                    2,422         97,740
                                                                       -----------    -----------
Cash, End of Period                                                    $   230,184    $   151,221
                                                                       -----------    -----------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interestexpense                                                 $     8,938    $     7,128
       Capitalized interest                                            $    41,543    $     3,766
       Income taxes                                                    $       100    $       100


                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

     In 2002, the Company issued 74,217 shares of common stock for stock offering costs valued at $74,217.

     In 2002, the Company issued 46,632 shares of common stock for future legal services valued at $90,000.

     In 2002, the Company issued 75,242 shares of common stock in cashless exercises of common stock options.

     In 2002, the Company canceled 400,000 shares of common stock which had been issued as collateral for a loan.

     In 2001, the Company issued 676,000 shares of common stock for services rendered valued at $218,979, including stock offering costs of $106,268 and a reduction in accounts payable of $72,719.



















              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization - Q Comm International, Inc. (the Company) was organized on February 7, 1986 as Four Rivers Development, Inc. This name was changed on August 3, 1998 to Q Comm International Inc. in conjunction with the purchase of three operating companies. Substantially all operations are conducted through the Company's wholly owned subsidiary, Q Comm, Inc. The Company is headquartered in Orem, Utah but provides telecommunication products and services to end users throughout the United States and internationally. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful livFes of the assets of five years.

     Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect is dilutive (see Note 11).

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

     Intangible Assets - During the six months ended June 30, 2002, the Company adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company has classified its goodwill as an indefinite-life intangible asset and accordingly has stopped recording amortization.

     The Company capitalizes software development costs incurred to develop certain of the Company's new products and services in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS 142, the Company has recorded its software development costs as a definite-life intangible asset and will amortize these costs over five years once the project is completed.

     The Company regularly reviews the carrying value of intangible assets. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the asset, any remaining capitalized amounts are written off (see Notes 3 and 4).

     Inventory - Inventory consists of prepaid telecommunication products sold by the Company and is carried at the lower of cost or market.

     Advertising Costs - Advertising costs are expensed as incurred. Such costs amounted to $8,884 and $8,846 during the six months ended June 30, 2002 and 2001, respectively.

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

     Reclassifications - Certain amounts in the financial statements for the periods ended June 30, 2001 have been reclassified to conform to headings and classifications used in the June 30, 2002 financial statements.

NOTE 2 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                          June 30,     December 31,
                                            2002           2001
                                        -----------    -----------
        Point of sale equipment         $   957,879    $   702,609
        Office and computer equipment       127,424         88,242
                                        -----------    -----------
        Total cost                        1,085,303        790,851
        Accumulated depreciation           (165,060)      (143,168)
                                        -----------    -----------
        Property & equipment, net       $   920,243    $   647,683
                                        ===========    ===========

     Depreciation expense for the six months ended June 30, 2002 and 2001 was $59,282 and $46,825, respectively.

     Included in the cost of property and equipment at June 30, 2002 is a $400,000 deposit for various components of equipment to be manufactured for the Company.

NOTE 3 - GOODWILL

     At June 30, 2002, the Company has $144,580 in goodwill remaining from the acquisition of Azore Acquisition Corporation classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company completed its initial test of goodwill for impairment during the period ended June 30, 2002. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded for the six months ended June 30, 2002.

     Previous to the adoption of SFAS No. 142 on January 1, 2002, the Company's goodwill was being amortized on a straight-line basis over the estimated useful life of five years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets". During the six months ended June 30, 2001, the Company recorded amortization expense of $22,456.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL (Continued)

     If SFAS No. 142 had been applied in all periods presented, it would have the following effects:


                                                     For the Three              For the Six
                                                     Months Ended              Months Ended
                                                       June 30,                  June 30,
                                                ----------------------    ----------------------
                                                   2002         2001         2002         2001
                                                ---------    ---------    ---------    ---------
     Loss from continuing operations            $(196,104)   $(282,952)   $(386,368)   $(576,469)
     Add amortization of assets no longer
       being amortized                               --         11,228         --         22,456
                                                ---------    ---------    ---------    ---------
     Adjusted loss from continuing operations   $(196,104)   $(271,724)   $(386,368)   $(554,013)
                                                ---------    ---------    ---------    ---------

     Net loss as reported                       $(196,104)   $(282,952)   $(384,256)   $(574,245)
     Add amortization of assets no longer
       being amortized                               --         11,228         --         22,456
                                                             ---------    ---------    ---------
     Adjusted loss from continuing operations   $(196,104)   $(271,724)   $(384,256)   $(551,789)
                                                ---------    ---------    ---------    ---------


NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     During the six months ended June 30, 2002, the Company completed its initial test of capitalized software development costs in accordance with SFAS No. 142. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. The capitalized costs at June 30, 2002 are related to projects in process and accordingly, no amortization expense has been recorded.

     Information related to capitalized software development costs is as follows:

        Balance, beginning of period                          $  636,220
        Capitalized during the period                            485,720
                                                              ----------
        Balance, end of period                                $1,121,940
                                                              ==========

     Of the balance at June 30, 2002, approximately $335,000 was paid to a third-party software development company. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $60,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK OVERDRAFT

     The Company receives payment on substantially all its sale transactions through the automated clearinghouse system (ACH system) on either a daily or weekly basis. Once the payment has been received, the Company disburses funds via the ACH system for the cost of products sold and commissions according to the respective agreements, generally ranging from 1-4 days after funds are received. This timing difference between receipt of funds and payment of product costs and commissions creates an ongoing balance of available funds in the Company's bank accounts. At June 30, 2002, the Company has utilized a portion of this available balance in the amount of $134,314, which created an overdraft for accounting purposes.

NOTE 6 - RELATED PARTY OBLIGATIONS

     Accrued Expenses - At June 30, 2002, the Company owes the Chief Executive Officer $226,117, principally consisting of unpaid equipment lease expenses and deferred salary.

     Notes Payable - At June 30, 2002, the Company has notes together with accrued interest totaling $191,050 payable to the Company's Chief Executive Officer. The notes are payable on demand and bear interest at 10%.

NOTE 7 - LONG-TERM DEBT

     Notes Payable - During November 2001, the Company issued a note payable in the amount of $200,000, with interest at prime plus 3%, due June 1, 2002. During the six months ended June 30, 2002, the note was repaid according to its terms.

     During December 2000, the Company issued a note payable for $100,000, with interest payable monthly at 15% per annum, due January 31, 2002. The Company pledged 400,000 common shares as collateral for the loan. During the six months ended June 30, 2002, the note was repaid according to its terms and the shares collateralizing the loan were canceled.

     During November 2000, the Company issued a note payable for $50,000, with interest at 12% per annum. The note has a remaining balance at June 30, 2002 of $31,350 and is due November 27, 2002.

     During March 2000, the Company issued a note payable for $50,000, with interest at 18% and with monthly payments of $4,950 through May 2002. During the six months ended June 30, 2002, the note was repaid according to its terms.

     During January 2000, the Company borrowed $292,000 from certain investors. During 2001, the Company repaid a total of $120,000 of the borrowings and structured the remaining amount plus accrued interest of $59,446 as a note payable in the amount of $231,446 with interest at 18% per annum, due January 31, 2002. During the six months ended June 30, 2002, the note was repaid according to its terms.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

     Convertible Notes Payable - During November and December 2001, the Company borrowed a total of $250,000 in the form of a convertible note payable. The outstanding balance of the note may be converted into common stock at $1.25 per share after one year at the option of the holder. The note bears interest at 14% and requires monthly payments of $5,865 through November 2006. The note is secured by the Company's tangible and intangible assets, and the proceeds therefrom. The outstanding balance of the note at June 30, 2002 is $230,728.

     During August 2001, the Company issued $200,000 in a convertible note payable at 6% interest, due May 31, 2002. The note was convertible into common stock at $.30 per share at the option of the Company. During the six months ended June 30, 2002, the note was repaid according to its terms.

NOTE 8 - LITIGATION AND CONTINGENCIES

     During the year ended December 31, 2000, the Company purchased certain software and hardware from an unrelated party for $1,000,000, payable at various dates through October 2001. Subsequently, the Company determined through due diligence to exercise its right of recision specified in the contract and return the items to the seller. Under the terms of the contract, the Company may be liable for amounts due the seller prior to notification of termination. Management of the Company believes the amount that will ultimately be paid to the seller, if any, is not determinable but will be immaterial to the financial statements at June 30, 2002.

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

     At June 30, 2002, the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 300,000 shares of the Company's common stock at $.03 per share. The Company has agreed to indemnify the CEO by replacing his shares through the issuance of shares from treasury if the plaintiff is successful in his claim.

     During January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The outstanding balance owed is reflected in the accompanying financial statements as an offset to stockholders' equity.

     The Company has recorded a contingent liability in connection with these matters.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK

     A summary of common stock transactions for the six-months ended June 30, 2002 and 2001 is as follows:

     During the six months ended June 30, 2002, the Company sold 2,000,000 shares of restricted common stock at $1.00 per share through private placements for $1,954,175 cash and $45,825 in subscriptions receivable. Stock offering costs of approximately $125,000 were recorded in connection with the sale, including 74,217 shares of restricted common stock valued at $1.00 per share.

     During June 2002, the Company issued 31,874 shares of common stock upon the cancellation of 64,445 stock options ranging from $.40 to $1.00 per share.

     During February 2002, the Company issued 25,000 shares of restricted common stock upon the exercise of stock options at $.60 per share ($15,000).

     During February 2002, the Company issued 43,368 shares of common stock upon the cancellation of 90,000 stock options at $1.00 per share.

     During February 2002, the Company issued 46,632 shares of common stock for future legal services at $1.93 per share ($90,000).

     During January 2002, the Company canceled 400,000 shares of common stock which had been issued as collateral for a loan.

     During February 2001, the Company sold 133,333 shares of restricted common stock at $.30 per share ($40,000).

     During May and June 2001, the Company sold 334,285 shares of common stock at $.35 per share ($117,000).

     During the six months ended June 30, 2001, the Company issued 676,000 shares of common stock (576,000 of which were restricted) for legal, consulting services and finders fees at $.25 to $.50 per share ($218,979, including $106,268 in stock offering costs).

NOTE 10 - STOCK OPTIONS

     At June 30, 2002, the Company has outstanding 3,750,000 options to employees under various agreements with exercise prices ranging from $1.00 to $1.56 per share, expiring between May 2005 and December 2006. Of the options outstanding at June 30, 2002, 2,442,506 are vested and 1,030,000 are exercisable. During the six months ending June 30, 2002, no options were granted or exercised and 40,000 options expired.

     At June 30, 2002, the Company has outstanding 1,818,667 stock options to non-employees under various agreements with exercise prices ranging from $.40 to $1.50 per share, expiring between June 2003 and November 2008. During the six months ended June 30, 2002, 179,445 options were exercised by non-employees at prices ranging from $.40 to $1.00 per share and 345,271 options expired or were canceled.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the three months presented:


                                                               For the Three                    For the Six
                                                               Months Ended                    Months Ended
                                                                 June 30,                        June 30,
                                                      ----------------------------    ----------------------------
                                                          2002            2001            2002            2001
                                                      ------------    ------------    ------------    ------------
        Loss from continuing operations
         available to common shareholders
         (numerator)                                  $   (196,104)   $   (282,952)   $   (386,368)   $   (576,469)
                                                      ------------    ------------    ------------    ------------

        Gain on extinguishment of debt  (numerator)   $       --      $       --      $      2,112    $      2,224
                                                      ------------    ------------    ------------    ------------
        Weighted average number of common
         shares outstanding during the period used
         in per share calculations (denominator)        14,668,326      10,188,655      14,064,404       9,831,218
                                                      ------------    ------------    ------------    ------------


     Because the Company incurred losses for the six months ended June 30, 2002 and 2001, the effect of options/warrants and convertible notes totaling 5,760,707 and 3,715,431 equivalent shares, respectively, has been excluded from the loss per share computation as its impact would be antidilutive.

NOTE 12 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to raise additional funds through debt and/or equity offerings and substantially increase sales. There is no assurance that the Company will be successful in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.