Form 10QSB
period 2002-09-30
Q COMM INTERNATIONAL INC
filed 2002-11-15
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         COMMISSION FILE NUMBER: 0-28885



                           Q COMM INTERNATIONAL, INC.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                Utah                                    87-0674277
       (State of incorporation)                     (IRS Employer ID No.)

                   1145 South West 1680, Orem, Utah 84058-4930
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (801) 226-4222
                                 --------------
                           (Issuer's telephone number)


Check whether the issuer

(1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2002, there were 18,223,654 shares of common stock outstanding.

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

Q Comm primarily distributes its products through the Qxpress (TM) point-of-sale activation system, which delivers electronic personal identification numbers
(PINs) for its products to consumers. The Qxpress (TM) terminal connects to a standard phone line and downloads a personal identification number (PIN) which is then printed on a blank card with an 800 number and simple activation instructions. The Qxpress (TM) system also generates service fees when weekly sales quotas of products and services have not reached minimum amounts set by the Company. Revenues are also generated from the sale of printed prepaid wireless and long distance cards and from the sale or rental of Qxpress (TM) terminals. The Company believes that its principal business in the future will be in the prepaid wireless market, and providing point-of-sale solutions to retailers.

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

OVERVIEW OF THIRD QUARTER DEVELOPMENTS

During October 2001, the Company announced it had entered into a financing agreement with American Payment Systems, Inc. (APS) to acquire 49% of the Company. During December 2001, the Company and APS terminated that agreement due to the inability of the parties to agree on revised financing terms. One of the factors that led to the original discussions between Q Comm and APS is that APS owns a majority interest in Cell Cards of Illinois (CCI), Q Comm's largest broker at that time. Due to the termination of the financing agreement with APS, during 2002 CCI and Q Comm began discussions on how to unwind the broker agreement between the two parties. The termination of the agreement between CCI and the Company was executed faster than anticipated and was completed by September 30, 2002.

Q Comm had anticipated that the timing of the termination of the CCI agreement and the rollout of the new Qxpress 200(TM) terminal would overlap such that revenues lost from the CCI contract would be offset to a significant degree by revenues from the new terminal. However, the rollout of the new terminal was delayed by software development issues. The development and performance issues have since been addressed and the Company has begun full deployment of the Qxpress 200(TM) in October 2002. The combined effect of the disengagement with CCI and the delay in the new terminal release had the result of less-than-expected revenues in September 2002. This softness in revenue continued through October 2002 before rebounding in early November as a result of the newly installed Qxpress 200(TM) units meeting revenue expectations.

As a result of these factors, Q Comm is reporting for the three months ended September 30, 2002, gross revenues of approximately $5.64 million compared to revenues of $7.15 million for the three months ended June 30, 2002. While revenues for the third quarter were down, revenues for the nine months ended September 30, 2002 of $19.07 million were approximately $7.8 million greater than the revenues of $11.27 million during the same period in 2001. See further discussion under "REVENUES" below.

The Company has been able to deploy over 200 new terminals to date and anticipates having over 500 new terminals in place by the end of the year. Q Comm has experienced very positive response from the prepaid services market for its Qxpress 200(TM), not only here in the U.S. but internationally as well. The Company is currently pursuing opportunities in Canada, Mexico, Peru, Venezuela, the Philippines, and Ireland.

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

The key to the Company's future success lies in its ability to continue to provide premier systems solutions stimulated by the Company's distribution of its new point-of-sale activation system (Qxpress 200 (TM)). The Company is continuing to execute its strategy of broker/wholesaler network expansion, and obtain the funding needed to carry out these objectives.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2001.

REVENUES

Q Comm generates and recognizes revenues under the category entitled "telecommunications" which includes prepaid wireless services, prepaid calling cards, prepaid home dialtone services, and other sales and miscellaneous income. During the nine months ended September 30, 2002, Q Comm's net sales were $19,070,257 as compared to $11,271,480 during the nine months ended September 30, 2001, representing an increase of $7,798,777. The increase during the period is primarily attributable to the acceptance by the prepaid market for the Company's means of product distribution utilizing point-of-sale technology, the increasing visibility of the Company in the prepaid market, and the overall growth of the prepaid wireless market. The Company expects each of these factors to contribute to further sales growth in the foreseeable future.

During the three months ended September 30, 2002, Q Comm's net sales increased $108,999 to $5,640,639, from $5,531,640 in the comparable period in 2001. See discussion of revenues for the three months ended September 30, 2002 under "OVERVIEW OF THIRD QUARTER DEVELOPMENTS" above.

COST OF GOODS SOLD

For the nine months ended September 30, 2002, the Company's cost of goods sold increased to $14,188,967 from $8,038,001 for the nine months ended September 30, 2001, for an increase of $6,150,966. The increase in the cost of goods sold during this period is principally associated with the increase in revenues. Also, some of Q Comm's new products carry lower discounts from the carrier. These lower discounts are passed on to the brokers and merchants in the form of lower commissions.

During the three months ended September 30, 2002, cost of goods sold increased to $4,227,654 from $4,044,515 for the three months ended September 30, 2001, for an increase of $183,139. This increase is also attributable to the above factors.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2002 increased to $6,010,797 from $3,986,117 during the same period in 2001, or an increase of $2,024,680 (50.8%). For the three months ended September 30, 2002, total operating expenses were $2,177,889 compared to $1,702,274 for the same period in 2001. Factors contributing to the changes are discussed below.

Commissions and fees increased $1,660,866 (59.7%), from $2,781,793 for the nine months ended September 30, 2001 to $4,442,659 for the nine months ended September 30, 2002. For the three months ended September 30, 2002, commissions and fees were $1,278,515 compared to $1,282,201 the three months ending September 30, 2001. These expenses are principally commissions paid to merchants and brokers for product sales through the Qxpress (TM) terminals and are a fixed percentage of the product sales price.

Research and development expenses were $136,830 and $79,330 for the nine- and three-month periods ended September 30, 2001, respectively. During 2001, the Company incurred expenses related to the development of new products and services. No expenses of this nature were incurred in the comparable periods in 2002.

Selling expenses increased $26,424 (13.5%) for the nine months ended September 30, 2002 compared with the nine months ended September 30, 2001. The increase is due to increased costs in travel expenses, reflecting the sales efforts associated with building an expanded network for the selling and distribution of the Company's products, and to the cost of trade shows and conferences the Company attended to increase the visibility of its new terminal. Selling expenses for the three months ended September 30, 2002 increased $15,244 (19.7%) when compared to the same period in 2001 due to those same factors.

General and administrative expenses increased $47,076 (6.2%) from $759,271 for the nine months ended September 30, 2001 to $806,347 for the comparable nine month period in 2002, and increased $98,872 (44.2%) from the three-month period ended September 30, 2001 to the comparable period in 2002. The increase in general and administrative expenses is principally the result of one-time legal expenses and to an increase in general and administrative salaries in the 2002 periods as compared to the same periods in 2001. In September 2002, the Company entered into an agreement with an investor relations firm for the purpose of increasing the Company's exposure to the general investment community. As part of the agreement, Q Comm agreed to issue 1,500,000 shares of restricted common stock to the investor relations firm. Since the transfer of shares are not contingent on future events, the Company recognized an expense of $450,000 for the value of the shares (at $.30 per share) at the time of issuance even though services will be provided over a one-year time period. The expense is reflected in the accompanying financial statements for the three- and nine-month periods ended September 30, 2002 as "equity-based compensation".

Depreciation and amortization expenses were $90,024 for the nine months ended September 30, 2002 compared to $112,880 during the same period in 2001, or a decrease of $22,856 (20.2%). Such expenses were $30,742 for the three months ended September 30, 2002 compared to $43,599 for the comparable period in 2001, for a decrease of $12,857 (29.5%). The decrease results from a decrease in amortization expense resulting from the Company's adoption of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" during the nine months ended September 30, 2002. Reference is made to Notes 1, 3 and 4 of the financial statements included under Item 1 above. This decrease was partially offset by an increase in depreciation expense resulting from an increased investment in property and equipment (principally Data Center hardware and Qxpress (TM) terminals).

LOSS FROM OPERATIONS

The Company had a loss from operations of $1,129,507 for the nine months ended September 30, 2002 as compared with a loss of $752,638 for the nine months ended September 30, 2001. This increase in loss is attributable to factors discussed above, specifically 1) the $450,000 in equity-based compensation recorded in the third quarter of 2002; 2) the increased selling costs from increased travel and trade show involvement; and 3) The one-time legal expenses and other general and administrative cost factors in the third quarter of 2002. The Company expects its investment in an expanded distribution network to result in significantly higher revenues in the future while the Company's ongoing operating expenses (other than commissions and fees) to increase by a smaller percentage. The Company believes these factors will contribute to continuing improvement in the results from operations in the foreseeable future.

The loss from operations for the three months ended September 30, 2002 was $764,904 compared to $215,149 for the three months ended September 30, 2001, with the increase due to the same factors discussed above for the nine-month period.

TOTAL OTHER INCOME (EXPENSE)

Total other income (expense) for the nine months ended September 30, 2002 decreased when compared to September 30, 2001 ($38,069 versus $76,405, respectively), and decreased $21,533 for the three months ended September 30, 2002 when compared to the same period in 2001 ($18,416 versus $39,949), which is primarily the result of increased interest capitalized as software development costs during 2002 related to Qxpress 200 (TM) development compared to the amount capitalized during 2001 and due to lower borrowings during 2002 compared to 2001.

NET LOSS

For the nine months ended September 30, 2002, the Company had a net loss of $1,167,576 as compared to $829,043 for the nine months ended September 30, 2001. For the three months ended September 30, 2002, the Company had a net loss of $783,320 as compared to $254,798 for the same period in 2001. The increased net loss is attributable to the factors discussed above under "LOSS FROM OPERATIONS".

The Company has available at September 30, 2002, operating loss carryforwards of approximately $6,000,000 that may be applied against future taxable income in years through 2021. The loss carryforwards and other items result in net deferred tax assets of approximately $1,850,000 at September 30, 2002. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets the Company has established a valuation allowance equal to the net deferred tax assets at September 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has financed its working capital requirements through internally generated funds, the sale of shares of its common stock, and proceeds from short-term bank borrowings, convertible debentures, and notes payable. As of September 30, 2002, the Company had a working capital deficit (current assets less current liabilities) of approximately $1,600,000. The Company may seek to issue corporate debt or equity securities in order to satisfy its cash needs for the coming year. Any debt incurred or issued by the Company may be secured or unsecured, fixed or variable rate interest and may be subject to such terms as the board of directors of the Company deems prudent. Any sales of equity securities may be at or below current market rates for the Company's common stock. The Company expects any proceeds from such additional credit or sale of securities to be used primarily in the marketing and development of its network for the sale of telecommunications products, costs of new placements of Qxpress 200 (TM) terminals, and in the reduction of short-term liabilities. No assurance can be given that the Company will be successful in generating sufficient capital from new borrowings or from the sale of its securities to adequately fund its liquidity needs.

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

Item 3. Controls and Procedures

(a) Disclosure controls and procedures . Within 90 days before filing this report, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures. The Company's disclosure controls and procedures are the controls and other procedures that it designed to ensure that it records, processes, summarizes and reports in a timely manner the information it must disclose in reports that it files with or submits to the Securities and Exchange Commission. Paul C. Hickey, the Company's Chief Executive Officer and Michael K. Openshaw, its Chief Financial Officer, supervised and participated in this evaluation. Based on this evaluation, Messrs. Hickey and Openshaw concluded that, as of the date of their evaluation, the Company's disclosure controls and procedures were effective.

(b) Internal controls. Since the date of the evaluation described above, there have not been any significant changes in the Company's internal accounting controls or in other factors that could significantly affect those controls.
Part II

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

Item 6.  Exhibits and Reports on Form 8-K


a)   Exhibits:

99.1 Financial Statements

99.2 Certification of Paul C. Hickey pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.3 Certification of Michael K. Openshaw pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b)   Reports on Form 8-K:

During the period covered by this Quarterly Report on Form 10-QSB, there were no reports on Form 8-K filed.

SIGNATURES In accordance with the requirements of the Securities Exchange Act of 1934, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q Comm International, Inc.

Dated November 14, 2002


By: /s/ Paul C. Hickey
---------------------------------------
Paul C. Hickey, Chief Executive Officer


By: /s/ Stephen C. Flaherty
---------------------------------------
Stephen C. Flaherty, President


By: /s/ Michael K. Openshaw
---------------------------------------
Michael K. Openshaw, Chief Financial Officer

                                 CERTIFICATIONS

I, Paul C. Hickey, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Q Comm International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 14, 2002                     /s/ Paul C. Hickey
                                                     ------------------
                                                     Paul C. Hickey
                                                     Chief Executive Officer

                                 CERTIFICATIONS

I, Michael K. Openshaw, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Q Comm International, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


         Date: November 14, 2002                     /s/ Michael K. Openshaw
                                                     -----------------------
                                                     Michael K. Openshaw
                                                     Chief Financial Officer

EXHIBIT  99.1


                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2002

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY




                                    CONTENTS

                                                                            PAGE

--       Unaudited Condensed Consolidated Balance Sheets,
         September 30, 2002 and December 31, 2001                             1


--       Unaudited Condensed Consolidated Statements of
         Operations, for the three and nine months ended
         September 30, 2002 and 2001                                          2


--       Unaudited Condensed Consolidated Statements of Cash
         Flows, for the nine months ended September 30, 2002
         and 2001                                                         3 - 4


--        Notes to Unaudited Condensed Consolidated Financial
          Statements                                                      5 - 12


                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        September 30,     December 31,
                       ASSETS                               2002             2001
                                                        -----------      -----------
CURRENT ASSETS:
     Cash in bank                                       $   115,588      $     2,422
     Certificates of deposit                                   --            100,000
     Accounts receivable                                     11,418           29,313
     Inventory                                               76,011           22,509
     Prepaid expenses                                        90,000             --
     Deferred taxes                                         303,790          303,790
                                                        -----------      -----------
               Total Current Assets                         596,807          458,034
                                                        -----------      -----------

PROPERTY & EQUIPMENT, net                                 1,009,534          647,683
                                                        -----------      -----------
OTHER ASSETS:
     Goodwill, net                                          144,580          144,580
     Capitalized software development costs               1,348,242          636,220
     Deferred stock offering costs                           25,000             --
     Deposits                                                13,533            3,558
                                                        -----------      -----------
               Total Other Assets                         1,531,355          784,358
                                                        -----------      -----------
                                                        $ 3,137,696      $ 1,890,075
                                                        -----------      -----------

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                     $   364,989      $   188,920
     Accounts payable                                       966,097          758,426
     Accrued expenses                                       208,855          253,268
     Related party obligations                              420,897          413,300
     Notes payable                                           31,350          601,474
     Convertible notes payable - current portion             42,042          237,885
     Capital lease obligation - current portion               5,892            5,044
     Contingent liability                                   159,235          159,235
                                                        -----------      -----------
               Total Current Liabilities                  2,199,357        2,617,552
                                                        -----------      -----------
LONG TERM OBLIGATIONS:
     Convertible notes payable                              179,112          211,262
     Capital lease obligation                                15,661           20,645
     Deferred taxes                                         303,790          303,790
                                                        -----------      -----------
               Total Long-term Obligations                  498,563          535,697
                                                                         -----------
               Total Liabilities                          2,697,920        3,153,249
                                                        -----------      -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, 50,000,000
       shares authorized, 17,830,320 and 13,089,719
       shares issued and outstanding, respectively           17,830           13,090
     Capital in excess of par value                       6,958,709        4,094,273
     Retained deficit                                    (6,403,113)      (5,235,537)
                                                        -----------      -----------
                                                            573,426        1,128,174
     Less stock subscription receivable                    (133,650)        (135,000)
                                                        -----------      -----------
               Total Stockholders' Equity (Deficit)         439,776       (1,263,174)
                                                        -----------      -----------
                                                        $ 3,137,696      $ 1,890,075
                                                        -----------      -----------

    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                                  Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS





                                                   For the Three                     For the Nine
                                                   Months Ended                      Months Ended
                                                   September 30,                     September 30,
                                          ------------------------------      ------------------------------
                                              2002               2001             2002               2001
                                          ------------      ------------      ------------      ------------
SALES, net of returns and allowances      $  5,640,639      $  5,531,640      $ 19,070,257      $ 11,271,480

COST OF GOODS SOLD                           4,227,654         4,044,515        14,188,967         8,038,001
                                          ------------      ------------      ------------      ------------
GROSS PROFIT                                 1,412,985         1,487,125         4,881,290         3,233,479
                                          ------------      ------------      ------------      ------------
OPERATING EXPENSES:
     Commissions and fees                    1,282,201         1,278,515         4,442,659         2,781,793
Research and development                          --              79,330              --             136,830
     Selling expenses                           92,616            77,372           221,767           195,343
     General and administrative                322,330           223,458           806,347           759,271
     Equity-based compensation                 450,000              --             450,000              --
     Depreciation and amortization              30,742            43,599            90,024           112,880
                                          ------------      ------------      ------------      ------------
         Total Operating Expenses            2,177,889         1,702,274         6,010,797         3,986,117
                                          ------------      ------------      ------------      ------------
LOSS FROM OPERATIONS                          (764,904)         (215,149)       (1,129,507)         (752,638)

OTHER INCOME (EXPENSE):
     Other income                                   52               908             3,950             4,908
     Interest and other expense                (18,468)          (40,557)          (42,019)          (81,313)
                                          ------------      ------------      ------------      ------------
         Total Other Income (Expense)          (18,416)          (39,649)          (38,069)          (76,405)
                                          ------------      ------------      ------------      ------------
LOSS BEFORE INCOME TAXES                      (783,320)         (254,798)       (1,167,576)         (829,043)

CURRENT TAX EXPENSE                               --                --                --                --

DEFERRED TAX EXPENSE                              --                --                --                --
                                          ------------      ------------      ------------      ------------
NET LOSS                                  $   (783,320)     $   (254,798)     $ (1,167,576)     $   (829,043)
                                          ------------      ------------      ------------      ------------

BASIC LOSS PER COMMON SHARE               $       (.05)     $       (.02)     $       (.08)     $       (.08)
                                          ------------      ------------      ------------      ------------











                  The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.




                                  Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                     For the Nine
                                                                                     Months Ended
                                                                                    September 30,
                                                                               ---------------------
                                                                                2002           2001
                                                                             ----------     ----------
Cash Flows from Operating Activities:
     Net loss                                                             $  (1,167,576)  $   (829,043)
     Adjustments to reconcile net
       loss to net cash used by
       operating activities:
        Loss on disposal of property and equipment                               21,878              -
        Depreciation and amortization expense                                    90,024        112,880
        Stock and options/warrants issued for non-cash consideration            450,000        115,211
        Change in assets and liabilities:
           Decrease in accounts receivable                                       17,895        120,044
           Increase in prepaid expenses                                               -        (41,500)
           Increase in inventory                                                (53,502)       (23,663)
           Increase other assets                                                 (9,975)          (820)
           Increase in accounts payable                                         207,671        460,297
           Increase (decrease) in accrued expenses                             ( 44,413)        35,272
           Increase in related party obligations                                  7,597         85,073
                                                                             ----------     ----------
               Net Cash Used by Operating Activities                           (480,401)        31,527
                                                                             ----------     ----------
Cash Flows from Investing Activities:
     Purchase of property & equipment                                          (473,753)      (437,911)
     Capitalized software development costs                                    (712,022)      (452,032)
     Decrease in certificates of deposit                                        100,000              -
                                                                             ----------     ----------
               Net Cash Used by Investing Activities                         (1,185,775)      (889,943)
                                                                             ----------     ----------
Cash Flows from Financing Activities:
     Issuance of common stock                                                 2,410,125        701,000
     Payment of stock offering costs                                           (104,599)             -
     Net increase in lines of credit                                                  -        (32,146)
     Proceeds from convertible notes                                                  -        200,000
     Payments on notes payable                                                 (570,124)       (72,161)
     Payments on convertible notes payable                                     (227,993)             -
     Payments on capital lease obligation                                        (4,136)             -
     Increase in bank overdraft                                                 176,069              -
                                                                             ----------     ----------
               Net Cash Provided by Financing Activities                      1,779,342        796,693
                                                                             ----------     ----------
Net Increase in Cash                                                            113,166        (61,723)

Cash, Beginning of Period                                                         2,422         97,740
                                                                             ----------     ----------
Cash, End of Period                                                        $    115,588   $     36,017
                                                                             ----------     ----------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interestexpense                                                     $      8,938   $      7,128
       Capitalized interest                                                $     41,543   $      3,766
       Income taxes                                                        $        100   $        100






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


                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

          In 2002, the Company issued 1,500,000 shares of common stock for investor relations services valued at $450,000.

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

          In 2001, the Company issued 755,934 shares of common stock for services rendered valued at $244,079, including stock offering costs of $128,868 and a reduction in accounts payable of $72,719.

          In 2001, the Company issued 385,715 shares of common stock for a subscription receivable.

          In 2001, the Company obtained computer equipment with a Value of $26,422 by entering into a capital lease.





















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

          Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and for all the periods presented have been made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

          Intangible Assets - During the nine months ended September 30, 2002, the Company adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company has classified its goodwill as an indefinite-life intangible asset and accordingly has stopped recording amortization.

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

          Advertising Costs - Advertising costs are expensed as incurred. Such costs amounted to $11,632 and $10,798 during the nine months ended September 30, 2002 and 2001, respectively.

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

     Reclassifications - Certain amounts in the financial statements for the periods ended September 30, 2001 have been reclassified to conform to headings and classifications used in the September 30, 2002 financial statements.

NOTE 2 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                      September 30,     December 31,
                                          2002              2001
                                       -----------      -----------
     Point of sale equipment           $ 1,073,242      $   702,609
     Office and computer equipment         132,094           88,242
                                       -----------      -----------
     Total cost                          1,205,336          790,851
     Accumulated depreciation             (195,802)        (143,168)
                                       -----------      -----------
     Property & equipment, net         $ 1,009,534      $   647,683
                                       -----------      -----------

     Depreciation expense for the nine months ended September 30, 2002 and 2001 was $90,024 and $79,196, respectively.

     Included in the cost of property and equipment at September 30, 2002 is a $525,000 deposit for various components of equipment to be manufactured for the Company.

NOTE 3 - GOODWILL

     At September 30, 2002, the Company has $144,580 in goodwill remaining from the acquisition of Azore Acquisition Corporation classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company completed its initial test of goodwill for impairment during the period ended September 30, 2002. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded for the nine months ended September 30, 2002.

     Previous to the adoption of SFAS No. 142 on January 1, 2002, the Company's goodwill was being amortized on a straight-line basis over the estimated useful life of five years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets". During the nine months ended September 30, 2001, the Company recorded amortization expense of $22,456.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL (Continued)

          If SFAS No. 142 had been applied in all periods presented, it would have the following effects:

                                                      For the Three                   For the Nine
                                                      Months Ended                    Months Ended
                                                      September 30,                   September 30,
                                              ----------------------------      ----------------------------
                                                  2002            2001               2002           2001
                                              -----------      -----------      -----------      -----------
     Net loss as reported                     $  (783,320)     $  (254,798)     $(1,167,576)     $  (829,043)
     Add amortization of assets no longer
       being amortized                               --             11,228             --             33,684
                                              -----------      -----------      -----------      -----------
     Adjusted net loss                        $  (783,320)     $  (243,570)     $(1,167,576)     $  (795,359)
                                              -----------      -----------      -----------      -----------

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     During the nine months ended September 30, 2002, the Company completed its initial test of capitalized software development costs in accordance with SFAS No. 142. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. The capitalized costs at September 30, 2002 are related to projects in process and accordingly, no amortization expense has been recorded.

     Information related to capitalized software development costs is as follows:

     Balance, beginning of period      $  636,220
     Capitalized during the period        712,022
                                       ----------
     Balance, end of period            $1,348,242
                                       ----------

     Of the balance at September 30, 2002, approximately $380,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $90,000.

NOTE 5 - BANK OVERDRAFT

     The Company receives payment on substantially all its sale transactions through the automated clearinghouse system (ACH system) on either a daily or weekly basis. Once the payment has been received, the Company disburses funds via the ACH system for the cost of products sold and commissions according to the respective agreements, generally ranging from 1-4 days after funds are received. This timing difference between receipt of funds and payment of product costs and commissions creates an ongoing balance of available funds in the Company's bank accounts. At September 30, 2002, the Company has utilized a portion of this available balance in the amount of $364,989, which created an overdraft for accounting purposes.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY OBLIGATIONS

     Accrued Expenses - At September 30, 2002, the Company owes the Chief Executive Officer $226,117, principally consisting of unpaid equipment lease expenses and deferred salary.

     Notes Payable - At September 30, 2002, the Company has notes together with accrued interest totaling $194,780 payable to the Company's Chief Executive Officer. The notes are payable on demand and bear interest at 10%.

NOTE 7 - LONG-TERM DEBT

     Notes Payable - During November 2001, the Company issued a note payable in the amount of $200,000, with interest at prime plus 3%, due June 1, 2002. During the nine months ended September 30, 2002, the note was repaid according to its terms.

     During December 2000, the Company issued a note payable for $100,000, with interest payable monthly at 15% per annum, due January 31, 2002. The Company pledged 400,000 common shares as collateral for the loan. During the nine months ended September 30, 2002, the note was repaid according to its terms and the shares collateralizing the loan were canceled.

     During November 2000, the Company issued a note payable for $50,000, with interest at 12% per annum. The note has a remaining balance at September 30, 2002 of $31,350 and is due November 27, 2002.

     During March 2000, the Company issued a note payable for $50,000, with interest at 18% and with monthly payments of $4,950 through May 2002. During the nine months ended September 30, 2002, the note was repaid according to its terms.

     During January 2000, the Company borrowed $292,000 from certain investors. During 2001, the Company repaid a total of $120,000 of the borrowings and structured the remaining amount plus accrued interest of $59,446 as a note payable in the amount of $231,446 with interest at 18% per annum, due January 31, 2002. During the nine months ended September 30, 2002, the note was repaid according to its terms.

     Convertible Notes Payable - During November and December 2001, the Company borrowed a total of $250,000 in the form of a convertible note payable. The outstanding balance of the note may be converted into common stock at $1.25 per share after one year at the option of the holder. The note bears interest at 14% and requires monthly payments of $5,865 through November 2006. The note is secured by the Company's tangible and intangible assets, and the proceeds therefrom. The outstanding balance of the note at September 30, 2002 is $221,154.

     During August 2001, the Company issued $200,000 in a convertible note payable at 6% interest, due May 31, 2002. The note was convertible into common stock at $.30 per share at the option of the Company. During the nine months ended September 30, 2002, the note was repaid according to its terms.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LITIGATION AND CONTINGENCIES

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

     At September 30, 2002, the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 300,000 shares of the Company's common stock at $.03 per share. The Company has agreed to indemnify the CEO by replacing his shares through the issuance of shares from treasury if the plaintiff is successful in his claim.

     During January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The outstanding balance owed is reflected in the accompanying financial statements as an offset to stockholders' equity.

     The Company has recorded a contingent liability in connection with these matters.

NOTE 9 - CAPITAL STOCK

     A summary of common stock transactions for the nine-months ended September 30, 2002 and 2001 is as follows:

     During September 2002, the Company sold 1,465,335 shares of restricted common stock at $.30 per share through private placements for $438,135 in cash. Stock offering costs of approximately $27,000 were recorded in connection with the sale.

     During September 2002, the Company issued 1,500,000 shares of restricted common stock for investor relations services valued at $.30 per share ($450,000).

     During the nine months ended September 30, 2002, the Company sold 1,954,175 shares of restricted common stock at $1.00 per share through private placements for $1,954,175 cash. Stock offering costs of approximately $125,000 were recorded in connection with the sale, including 74,217 shares of restricted common stock valued at $1.00 per share.

     During September 2002, the Company issued 31,874 shares of common stock upon the cancellation of 64,445 stock options ranging from $.40 to $1.00 per share.

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

NOTE 9 - CAPITAL STOCK (Continued)

     During February 2002, the Company issued 46,632 shares of common stock for future legal services at $1.93 per share ($90,000).

     During January 2002, the Company canceled 400,000 shares of common stock which had been issued as collateral for a loan.

     During September 2001, the Company sold 100,000 shares of restricted common stock for $.70 per share ($70,000).

     During the nine months ended September 30, 2001, the Company sold 1,253,333 shares of restricted common stock with a warrant to purchase one share of restricted common stock for $1.00 per share. Each unit (consisting of one share of common stock and a warrant to purchase one share) was valued at $.30 per unit ($376,000).

     During the nine months ended September 30, 2001, the Company issued 1,000,000 shares of common stock at $.35 per share for cash of $215,000 and a subscription receivable of $135,000.

     During the nine months ended September 30, 2001, the Company issued 755,934 shares of common stock (655,934 of which were restricted) for legal, consulting services and finders fees at $.25 to $.50 per share ($242,959, including $128,868 in stock offering costs).

     During February 2001, the Company sold 133,333 shares of restricted common stock at $.30 per share ($40,000).

NOTE 10 - STOCK OPTIONS

     At September 30, 2002, the Company had outstanding 3,750,000 options to employees under various agreements with exercise prices ranging from $1.00 to $1.56 per share, expiring between May 2005 and December 2006. Of the options outstanding at September 30, 2002, 2,442,506 are vested and 1,030,000 are exercisable. During the nine months ending September 30, 2002, no options were granted or exercised and 40,000 options expired.

     At September 30, 2002, the Company had outstanding 1,763,667 stock options to non-employees under various agreements with exercise prices ranging from $.40 to $1.50 per share, expiring between June 2003 and November 2008. During the nine months ended September 30, 2002, 179,445 options were exercised by non-employees at prices ranging from $.40 to $1.00 per share and 345,271 options expired or were canceled.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the three months presented:

                                                        For the Three                   For the Nine
                                                        Months Ended                    Months Ended
                                                        September 30,                   September 30,
                                                 ----------------------------    ----------------------------
                                                     2002            2001           2002              2001
                                                 ------------    ------------    ------------    ------------
     Loss from continuing operations
     available to common shareholders
     (numerator)                                 $   (783,320)   $   (254,798)   $ (1,167,576)   $   (829,043)
                                                 ------------    ------------    ------------    ------------

     Weighted average number of common
     shares outstanding during the period used
     in per share calculations (denominator)       15,142,592      11,028,570      14,456,090      10,234,722
                                                 ------------    ------------    ------------    ------------



     Because the Company incurred losses for the nine months ended September 30, 2002 and 2001, the effect of options/warrants and convertible notes totaling 5,760,707 and 3,715,431 equivalent shares, respectively, has been excluded from the loss per share computation as its impact would be antidilutive.

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

NOTE 13 - SUBSEQUENT EVENTS

     Subsequent to September 30, 2002, the Company sold 393,334 shares of restricted common stock at $.30 per share through private placements for $118,000 in cash. Stock offering costs of $11,800 were recognized in connection with the sale.

EXHIBIT  99.2


                           Q COMM INTERNATIONAL, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Q Comm International, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul C. Hickey, the Chief Executive Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                          /s/ Paul C. Hickey
                                          -----------------------
                                          Paul C. Hickey
                                          Chief Executive Officer
November 14, 2002

EXHIBIT  99.3


                           Q COMM INTERNATIONAL, INC.
                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                       AS ADOPTED PURSUANT TO SECTION 906
                        OF THE SARBANES-OXLEY ACT OF 2002


     In connection with the Quarterly Report of Q Comm International, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael K. Openshaw, the Chief Financial Officer of the Company, hereby certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

                                                         /s/ Michael K. Openshaw
                                                         -----------------------
                                                         Michael K. Openshaw
                                                         Chief Financial Officer
November 14, 2002