Form 10KSB
period 2002-12-31
Q COMM INTERNATIONAL INC
filed 2003-03-31
CIK 1102901

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                ----------------



                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    For the Fiscal Year ended December 31, 2002

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the transition period from _______________ to _______________

                        Commission File Number 000-28885

                           Q COMM INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)



                    Utah                                   87-0674277
        (State or other jurisdiction                    (I.R.S. Employer
     of incorporation or organization)                Identification No.)


                  1145 South 1680 West, Orem, Utah 84058-4930
                    (Address of principal executive office)

                   Issuer's telephone number: (801) 226-4222

   Securities registered under Section 12(b) of the Exchange Act: None

   Securities Registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

   Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  |X|       No |_|

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

   For the year ended December 31, 2002, the revenues of the issuer were $24,028,002.

   As of March 28, 2003, 21,115,668 shares of the issuer's common stock were outstanding. The aggregate market value of the issuer's common stock held by non-affiliates as of March 28, 2003, based on the closing price on the OTC Bulletin Board of the National Association of Securities Dealers of $0.63 on that date) was approximately $ 10,997,764.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
===============================================================================

                           Q COMM INTERNATIONAL, INC.
                            Form 10-KSB Annual Report

                                TABLE OF CONTENTS

                                                                                                                    Page
                                                                                                                    ----
PART I
  Item 1.        Description of Business ............................................................................. 2
  Item 2.        Description of Property .............................................................................16
  Item 3.        Legal Proceedings ...................................................................................17
  Item 4.        Submission of Matters to a Vote of Security Holders .................................................17
PART II
  Item 5.        Market for Common Equity and Related Stockholder Matters ............................................18
  Item 6.        Management's Discussion and Analysis or Plan of Operations ..........................................19
  Item 7.        Consolidated Financial Statements ...................................................................26
  Item 8.        Changes in and Disagreements With Accountants on Accounting and Financial Disclosure ................26
PART III
  Item 9.        Directors and Executive Officers ....................................................................27
  Item 10.       Executive Compensation ..............................................................................29
  Item 11.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ......31
  Item 12.       Certain Relationships and Related Transactions ......................................................33
  Item 13.       Exhibits, List and Reports on Form 8-K ..............................................................34
  Item 14.       Control and Procedures ..............................................................................34
SIGNATURES ...........................................................................................................35
CERTIFICATIONS .......................................................................................................36

                           FORWARD-LOOKING STATEMENTS


   This report contains forward-looking statements within the meaning section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are typically identified by the words "believe", "expect", "intend", "estimate" and similar expressions. Those statements appear in a number of places in this report and include statements regarding our intent, belief or current expectations or those of our directors or officers with respect to, among other things, trends affecting our financial conditions and results of operations and our business and growth strategies. These forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those projected, expressed or implied in the forward-looking statements as a result of various factors (such factors are referred to herein as "Cautionary Statements"), including but not limited to the following: (i) our limited operating history, (ii) potential fluctuations in our quarterly operating results, (iii) challenges facing us relating to our growth and (iv) our dependence on a limited number of suppliers. The accompanying information contained in this report, including the information set forth under "Management's Discussion and Analysis or Plan of Operations", identifies important factors that could cause such differences. These forward-looking statements speak only as of the date of this report, and we caution potential investors not to place undue reliance on such statements. We undertake no obligation to update or revise any forward-looking statements. All subsequent written or oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements.


                                     PART I

Item 1. Description of Business

Overview

   Our historical business has consisted of the purchase and resale of prepaid telephone products through point of sale terminals that we provide and that are located in retail establishments in the United States. Having initially used third-party software and equipment to support these sales, in September 2002 we introduced our new proprietary Qxpress system, which includes the Qxpress 200 terminal and the software used in our data center to process purchases of prepaid products. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

   The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The new Qxpress system can support the sale of a broad range of prepaid products, in electronic format, from a single terminal placed in convenience stores and other retail establishments. Using an appropriately enabled Qxpress 200 terminal, a retail merchant can sell wireless telephone time, wireline long distance service or other telephone products, add credit to a prepaid credit card, facilitate cash transfers or sell other prepaid products. In general, the prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add telephone time or credit card credit by calling the provider of the product or to transfer cash by providing the PIN to the recipient. The consumer pays for the product by paying the retail establishment in which the terminal is located. Revenue from these purchases is split among the retail merchant, the broker that placed the terminal with the retail merchant, Q Comm and the provider of the prepaid product.

   Transaction processing and information management services are used by many different businesses in a variety of contexts. For example, credit card companies are significant users of these services for post-paid transactions. Our system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. Telecommunication carriers, such as Verizon, Cingular, T Mobile and AT&T sell their prepaid wireless services either directly or through distributors who purchase these products at rates significantly lower than those that could be obtained by individual consumers and small businesses. These distributors often purchase prepaid telecommunication products from different carriers, then resell these products in smaller quantities to their established networks of retail outlets, such as convenience stores, check cashing stores, newsstands, grocery stores and discount stores. Qxpress can also be used to sell and reload prepaid credit cards and we anticipate that it will be able to accommodate money transfer services by the end of April 2003.

Electronic Processing of Prepaid Products

   Distribution systems for prepaid products such as wireless, phone cards, debit cards, money transfers and currency exchange have generally failed to take full advantage of advances in electronic processing technology. For example, prepaid telecommunication products have generally been sold in the form of a card or voucher with a PIN number printed on it. Financial transactions, such as money transfer or currency exchange have generally required the consumer to go to a bank, telegraph office or other facility providing the required service.

   Electronic processing systems such as our Qxpress system enable these transactions to be available through a single terminal that can be installed at an almost unlimited number of commercial locations and that can offer a wide range of different prepaid options. The electronic nature of the transaction can offer a variety of efficiencies when compared to traditional distribution methods. A few of these potential efficiencies are described below.

   Reduction in distribution costs, carrying costs and shrinkage. There are three fundamental problems with the traditional hard card or voucher system for delivering prepaid wireless and wireline telecommunication products: high distribution costs; high carrying costs; and shrinkage. Carriers sell the hard cards to brokers who resell them to the retail outlets. The carriers print the cards and ship them to brokers who, in turn, store the cards and ship them to retail stores. The retailers depend on the brokers to provide to them with a sufficient number of cards to meet their demand. Both the brokers and retailers have to allocate valuable working capital to maintain an adequate inventory of cards. For example, based on informal discussions we have had with distributors and merchants, we have found that a convenience store may stock up to $18,000 worth of hard cards at any given time in various denominations and from different carriers. A broker may service hundreds of convenience stores, requiring it to maintain inventory valued in the millions. If a retailer does not have a particular card in stock, it loses a potential sale. In addition, theft is a significant problem for many retailers who carry hard cards because they are readily accessible, easy to conceal and have an intrinsic value. An electronic processing system reduces theft risk. It also permits better inventory management for distributors and merchants by eliminating the need to stock cards with variety of specific numbers of minutes and by permitting "just-in-time" inventory purchasing program.

   Improved transactional data. Because traditional prepaid wireless transactions are virtually anonymous and because carriers are not involved directly in the sale, carriers have very little information regarding prepaid wireless transactions. They do not know any demographic information about the buyers. An electronic system maintains the anonymity of individual users but permits better demographic data collection by creating an electronic record of each transaction showing the time, value and location of each purchase.

   Improved distribution of financial services. An appropriately enabled point-of-sale activation system that can process a wide variety of financial transactions, including replenishing prepaid credit cards, funds transfers and currency exchanges, permits the consumer to engage in these kinds of transactions in his or her neighborhood and at almost all hours.

The Prepaid Wireless Market

   In a prepaid wireless transaction, the consumer pays for a fixed number of minutes in advance. In the traditional distribution format, to purchase prepaid wireless products, a consumer purchases a card, referred to in the industry as a "voucher", "scratch card" or "hard card", which entitles the holder to a specific number of minutes based on the value of the card. In order to activate his service, the customer must call the 800 number printed on the card and enter the PIN printed on the card. The carrier then credits the minutes to the consumer's phone number. The carrier records usage and deducts the time as the minutes are used. Once all the minutes are used up, the consumer must purchase additional minutes.

   Several carriers provide prepaid wireless services in the United States and Canada. They offer time increments ranging from $10 to $200 with most purchases being in the $30 to $120 range. Various carriers provide their prepaid plans bundled with the purchase of a phone. Prepaid plans typically allow the end-user 30 to 90 days to use the allotted airtime. If not used, the minutes are forfeited at the end of the period. However, a consumer can keep the remaining time if he extends their service before the existing plan expires. There can be significant differences between the carriers in terms of quality of equipment, quality of service and plan features, such as voice mail, call waiting and three-way calling.

   The prepaid wireless market, although the dominant wireless market in most of the world, has had limited use in the United States and Canada, where it has been targeted primarily at consumers whose credit history and economic condition will not support an application for post-paid service. Accordingly, prepaid wireless has been more expensive on a per minute basis than post-paid wireless, in part because the target market had no effective alternative and in part because carriers looking to build and maintain a stable customer base disfavored prepaid customers who could more easily discontinue service than could postpaid customers on a contract.

   As competition among wireless carriers has intensified, carriers have become increasingly interested in prepaid service and have made changes in their distribution systems in an attempt to attract to prepaid plans not only the credit challenged but also those with good credit histories who, for various reasons, may prefer a prepaid plan. This has resulted, among other things, in a faster reduction in per-minute charges for prepaid services than for postpaid services and the narrowing of the cost gap between the two alternatives. As a result, Frost & Sullivan projects that the United States market for prepaid wireless services will grow from $5.7 billion in 2001 to $14.3 billion in 2005, a compound annual growth rate of 25.85%, and that the number of subscribers for prepaid wireless services will grow from 13.3 million to 34.8 million during the same period.

   As a part of their effort to promote prepaid plans, the carriers have generally been supportive of improvements in the distribution chain that allow prepaid wireless products to be more widely and conveniently available to consumers. Electronic systems, such as our Qxpress system, have the potential to promote efficiency in the distribution of prepaid products generally and therefore have the potential to increase the attractiveness of prepaid products to consumers and merchants and to reduce distribution costs for prepaid products. At the same time, many carriers are experimenting with the Internet as a medium to provide product replenishment to prepaid subscribers. The use of the Internet may offer various advantages to carriers, including the ability to bypass the traditional distribution network. We view Internet- based systems as competitive with our system. However, we believe that the traditional point-of-sale distribution networks will remain robust in order to meet the needs of consumers who do not have Internet access or credit cards or who have an immediate need to replenish telephone time when they are not able to connect through the Internet.

   The market for wireless telecommunication products in general and prepaid telecommunication products in particular is in a state of rapid change. In order to succeed in the prepaid telecommunication products, we will be required to anticipate and respond appropriately to market developments as they occur.

Other Prepaid Services

   We also derive a small amount of revenue from the prepaid credit card market. We provide terminals to two large distributors of prepaid credit cards. In addition, in February 2003, we signed an agreement with Universal Express Capital, which maintains a network of private postal stores in the United States. We expect to place 500-700 terminals under this agreement over the next 18 months. Universal Express plans to use the Qxpress 200 terminal for our entire suite of prepaid products as well as for their branded prepaid debit card and their check guarantee services.

   In the fourth quarter of 2002, we entered into an agreement with EGX Electronic Funds Transfer, Inc., one of the largest providers of electronic money transfer services in the world. Electronic money transfer is a high volume, highly profitable business that has come under increased scrutiny as a result of the war on terrorism. The Patriot Act, enacted in response to the terrorist attacks of 9/11, imposes new regulations on the international money transfer business. Our Qxpress system, particularly our new Qxpress 200 terminals, facilitates compliance with these new rules and regulations as well as those relating to consumer protection.

Under our agreement with EGX, we will provide EGX with up to 5,000 Qxpress 200 terminals over the five-year term of the agreement. We expect to begin shipping the first units to EGX in the second quarter of 2003.

The Q Comm Solution

   Qxpress is an integrated electronic point-of-sale activation and management information system that addresses many of the challenges to the prepaid products distribution system. The Qxpress system provides retailers, brokers and suppliers a network that facilitates and processes transactions for multiple prepaid products, collections, and custom reporting. It includes an attractive, compact, proprietary point of sale terminal, proprietary software, data center functionality and transactional communications/protocols and professional services, which include customer and technical support. The combination of the data center and the terminal not only processes transactions but also provides a suite of information management tools to assist merchants, brokers, carriers and others in the distribution chain.

   Terminal hardware. Our initial point-of-sale activation system terminal was a commercially available product with limited functionality. It can only support a limited number of products and does not have the ability to support transaction processing services such as sales and management reports. We use this terminal in over 1,000 locations but plan to gradually replace all of the original terminals with our new Qxpress 200 terminal.

   In the third quarter of 2002, we began shipping the Qxpress 200 terminal, our custom-designed, proprietary point-of-sale activation system terminal. The Qxpress 200 terminal, which is about the size of a telephone and sits on the checkout counter, features a significantly improved aesthetic design as well as additional functionality that significantly improves distribution efficiencies at the retail counter and in the back office. The new features include a large terminal face that make the operation of the Qxpress 200 unit intuitive for the first time user and even faster for the seasoned employee and an interactive training module. Each terminal also incorporates a 3-track magnetic stripe reader, multi-level password security, unique entry, unique denomination, real-time PIN and PIN-less transaction capability, and 128-bit encryption technology in concert with TCP/IP and proprietary protocols. Security is enhanced by efficient and speedy two-way information flow. Each terminal can support multiple platforms, methods, suppliers, categories, products and foreign currencies and languages. A streaming media display reads like a tiny, electronic billboard that consumers view during purchases -- an effective means to enhancing brand awareness or to introduce new products.

   All steps required to initiate a prepaid transaction are contained within a particular sequence of specifically designed screen displays. The information that is displayed depends on the particular task or product sequence initiated by the user. The sales process is implemented by the retailer inputting product selection, language, denomination, password and print or cancel. The retailer enters all of the relevant information, including the vendor and the transaction amount, by depressing various keys on the terminal. The terminal prints the PIN, simple activation instructions and any other relevant information on a blank card that the retailer keeps in stock. The transaction is reported to our data center on either a just-in-time or real-time basis over a standard telephone line. PINs are transferred from the data center to the terminal at the same time.

   The terminal's media display screen is designed to create a point of purchase awareness for the consumer. The media display screen is positioned to face the consumer as they approach the checkout counter in an effort to engage additional purchasing behavior. The prepaid product market changes frequently with name changes, different rates, different destinations, and specials of the month. Currently, any `product change' information, special or other promotion is handled in paper form or by using sales personnel to deliver the message. The media display messaging is managed solely at the data center where proprietary instructions customize the information that is sent to an individual terminal or group of terminals. The messaging may have come from a variety of sources including the retailer, broker, carrier or other advertiser. The display itself is two rows of 40 characters configured in a Fluorescent Vacuum Display internal to the terminal. The messaging size is dynamic up to 256 characters per message with scrolling, flashing, top-to- bottom movement capability that can be implemented in an attempt to gain consumers' attention and action.

   Dynamically allocated interactive training is available on the Qxpress 200 terminal via the merchant display screen. When the retailer initiates a training session, the terminal sends a training request to the data center. The data center queries its database and gathers information on products and services that are currently supported by the terminal making the request. This information is compiled into a series of interactive display screens with training scripts focusing on only the current product line of that terminal. This real-time dynamic allocation of information means that the retailer is exposed only to training material pertaining to products being sold at that location. The training is timely and focused, rather than generalized and dated.

   Data center. The data center is the key to the overall function of the Qxpress system, serving as an inventory and information hub for the distribution of prepaid products. At the same time that we developed the Qxpress 200 terminal, we also developed new software for our data center and new communication protocols that allow for two-way communication between the data center and the terminals. The data center electronically distributes prepaid products to the terminals and the terminals report all of their transactions to the data center where the information is stored to connect our terminals to the data center. The communications protocols, which work in conjunction with the Qxpress 200 terminals and data center, create a flexible delivery platform for multiple services formats, including real-time, just-in- time and batch inventory distribution, PIN and PIN-less transactions. These methods enable efficient restock, quick product additions, and reporting and management capabilities. Through our data center, we are also able to offer electronic automated clearing house, or ACH, services, eliminating the need for billing and collecting, as well as detailed accounting, inventory, sales, transaction and other management information reports for the retailers, brokers and providers. In addition, the system controls the advertising message on the back face of the terminal, can produce custom-designed text and graphics for card backs. The system also works as a mechanism to process traditional magnetic swipe transactions. Finally, the data center and communication protocols are TCP/IP-enabled to allow the system to connect to all types of devices and communications and enterprise systems. As a result, our system can also be integrated with third-party point-of-sale hardware/ communications systems to provide an interface with installed legacy equipment.

   The Qxpress system has the ability to produce terminal reports on demand and in real-time. The data center keeps all sales, product inventory, and terminal metrics current in its database. When a retailer initiates a report request, the terminal processes this request and passes it to the communications server. The communications server validates the request and passes the request to the reports engine, which gathers the request data from its database and returns the requested information back to the terminal. The terminal then formats the information into a report and prints the report using the onboard thermal printer.

   Communications between the terminal and data center are accomplished by using a proprietary transmission protocol. This transmission protocol involves communicating to and from the communications server and the terminal. Each transaction is handled in its entirety with no parsing to multiple destinations. There are two communications modes that can be initiated by the terminal: just-in-time and real-time. Each product has a unique code associated with it denoting the communication methodology for the product. The terminal keys off of the type of product being requested in order to successfully complete the communication requirements.

   The just-in-time communications protocol supports our just-in-time solution. Just-in-time provides for dynamic assessment and deployment of PIN inventory versus the standard batch-to-batch based on time or level. The just in time process is not limited to the product type only, but rather applies also to the denomination level, allowing for a queue and dynamic assessment to be established for the lowest level in the product tree. Qxpress is able to establish a queue of PINs by denomination. This queue is dynamic in the number of PINs that may be deployed to each queue based on an activity assessment. This queue is adjusted to meet the demands of the retailer and the just-in- time inventory methodology. Each denomination queue provides the PIN that is printed on demand at the point of sale. Following the completion of the transaction, the terminal establishes a connection to the data center and downloads all relevant data needed to capture and report this individual transaction to all parties involved. In addition, during the download connection, a PIN of equal value and type is sent from the data center to the queue. As prepaid services inventories continue to escalate, the just-in-time methodology establishes some additional benefits to the merchant and the carriers by providing the PIN or product on demand while allowing for diminishing number of PINs required at the point of purchase.

   The real-time communications supports any transaction that needs to have a real-time element to it. A real-time process is usually required in PINless or immediate crediting environments. This process marries the terminal and the data center to accomplish the transaction.

   Transaction Processing. We currently process transactions from one primary and two remote data centers. We administer all of our data centers from our headquarters. Our primary data center is located in Lindon, Utah and has multiple backup power sources. Our secondary facility is located in our headquarters in Orem, Utah. We process transactions originating on our LDC terminals at a data center maintained by LDC Direct in Atlanta, Georgia. In addition, a data center that we recently set up for a customer in Montreal, Canada is fully capable of functioning as a backup facility. To ensure redundancy, our Lindon and Orem data centers use different physical and network infrastructures. Both centers have adequate telephone and data access and we purchase telephone and network services from multiple vendors. Either center is capable of acting as the sole processing facility for all of our transactions in the event of a failure of the other center and all transaction data is reported to both locations.

   Our transaction processing facilities run on industry standard Intel based hardware. We use SUSE Linux for our operating system. We use multiprocessor, RAM laden servers with RAID Level 5 on every system. We use MySQL as the platform for the back end data store and PHP scripting in conjunction with Java servlets for the administration tools. All information is stored in the back end data store that is also fully encrypted and secure. All data is backed up a minimum of once per day. The data store is replicated across physical platforms constantly so that there are always at least two copies of critical data at any given point in time. Backups are stored off site in a secure facility. The administration web site uses 128-bit SSL running on an Apache web server. Java servlets and applications are run using Tomcat application server. Our networks are secured by Cisco's Netscreen product. We use VPN technology to connect data centers and secure data transfer between hosts and Cisco Netscreen technology to facilitate and manage VPN's. All information is secured from the terminal using 128-bit Blowfish encryption.

   The Qxpress system is monitored each minute by at least two stations outside our network. Engineers are notified promptly of any problems or performance degradations. The monitoring system aggressively tests the system from end-to-end to determine that all terminals in the field can sell products and report transactions. Software, hardware and network engineers are on call 24 hours a day, 7 days a week.

Growth Strategy

   Our goal is to become the leading provider of transaction processing and information management services for prepaid products. In order to achieve this goal we must expand our distribution network of brokers and distributors, increase the number of products and services that we sell and develop new applications and products.

   We will seek to expand our presence in the prepaid telecommunications market. We believe that the prepaid telecommunications market by itself presents an attractive opportunity for us. Currently, we purchase wireless telecommunications products from 10 carriers and distribute Qxpress 200 through more than 50 brokers, agents and other intermediaries. We believe we can expand our existing relationships with carriers and independent sales organizations as well as enter into new relationships to purchase and distribute prepaid telecommunication products and services. For example, we recently entered into an agreement with PreNet, Inc., which has the exclusive right to sell prepaid Sprint PCS in the United States. Under this agreement, we will place our terminals in various retail locations throughout the country that are serviced by PreNet, enabling those merchants to sell our suite of prepaid products as well as prepaid Sprint PCS. In addition, we intend to enter into direct strategic relationships with large retail chains to distribute prepaid products and services through their stores. We have also signed a distribution agreement with a distributor that represents 25,000 retail locations in the United States, and have secured other strategic distributor partnerships in the United States.

   We will develop new products and applications. Until now we have focused almost exclusively on prepaid telecommunication services market, particularly prepaid wireless products. However, Qxpress 200 can be adapted to accommodate almost any other prepaid product. For example, we have an agreement with two large distributors of prepaid MasterCards and we entered into an agreement with Universal Express Capital, which plans to use Qxpress to sell a variety of prepaid products, including their own branded prepaid debit card and check guarantee services. Also, we recently entered into an agreement with EGX Funds Transfer, one of the largest providers of money transfer services in the world. We will continue to seek new applications for our point-of-sale activation system. Other potential applications include prepaid debit cards and prepaid gift cards.

   We will develop new revenue models. Currently, we derive substantially all of our revenue from reselling prepaid products. The margins under this model are relatively small after taking into account our cost to acquire these products and the commissions and fees we have to pay to intermediaries in connection with each transaction. In order to address new markets and offer more flexibility to our customers, we recently introduced a second revenue model, which we call the "service bureau" model. In this scenario, we license our technology and the licensee is responsible for buying the prepaid products, reselling them, deploying the terminals, customer support and providing management information reports. We earn revenue from transaction fees for each transaction effected over the Qxpress system. While this model results in lower revenue per transaction, the gross margins are higher. We anticipate that this will be our primary model in connection with our international expansion. In connection with our EGX agreement, we use a hybrid model that incorporates aspects of both the broker model and the service bureau model. In this case, we sell them the terminals and manage the data center, deriving both sales revenue and transaction fees.

   We will seek to expand internationally. The prepaid telecommunications market is much larger outside the United States than in the United States. For example, in some European and Asian countries prepaid wireless accounts for up to 80% of the wireless market. Given the maturity of the prepaid market in Europe, it is a natural market for our point-of-sale activation system. The same would be true for Asia and Latin America. In February 2002, we announced that we had entered into an exclusive five-year agreement with WGR Limited, a European telecommunications distributor, for the installation of a data center and the purchase of up to 26,000 Qxpress 200 terminals. In January 2003 we established a service bureau data center in Canada for a Canadian telecommunications distributor. We also began deploying Qxpress 200 terminals in Puerto Rico in the fourth quarter of 2002.

   We will consider strategic acquisitions. At the present time, we have no plans to make any acquisitions. However, we will consider specific acquisition opportunities if we feel they have strategic value.

Competition

   Transaction processing and management information services for prepaid products are a relatively new market. However, we anticipate that this market will grow rapidly as the demand for prepaid products grows. Competition for our services may come from a variety of sectors, including companies, such as First Data Corporation, that provide transaction processing and management information services to the credit card market, companies, such as HyperCom and VeriFone, that supply electronic point-of-sale activation equipment, as well as companies, such as 9278 Communications, Blackstone Calling Card, Pre- Solutions, Debisys, Advanced Payment Systems and LDC Direct, that distribute a variety of prepaid telecommunication products and have developed or are in the process of developing electronic point-of-sale activation systems. Competition may also come from technology companies and e-commerce solution providers. The technology for point-of-sale-activation systems is rapidly evolving. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. Although most of our competitors are privately held companies, some have substantially greater resources and/or pre-existing market share that enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. This is particularly true in light of our lack of liquidity and capital resources.

   Because our system is focused on point-of-sale purchases, we also face competition from systems that offer prepaid products over the Internet. Internet based commerce has increased dramatically in recent years as more and more people have access to the Internet, as e-commerce becomes generally accepted as safe, reliable and efficient, and as access speed and convenience increase. Most or all of the prepaid products that we can offer can also be offered over the Internet, either by the suppliers themselves or by intermediaries or both. Many of the advantages of our system over traditional distribution systems will also be available through the Internet. However, online purchases require access to the Internet and a credit card or other type of credit account.

   We believe that the principal competitive factors in our market include the following:

   o Cost efficiencies;

   o Scope of service;

   o Quality of service;

   o Convenience;

   o Breadth of geographic presence;

   o Customer service;

   o Reliability; and

   o Availability of enhanced services.

   We believe that Qxpress 200 will allow us to compete successfully in the market for prepaid transaction processing and management information services. Nevertheless, our ability to compete successfully will depend on our ability to support the distribution channels that are in fact used for prepaid products, our financial condition and our related ability to form strategic alliances and joint ventures with third-party telecommunications service providers. We cannot assure you that we will be able to compete successfully, and a failure to so successfully compete would have a material adverse effect on our revenue growth and earnings.

Suppliers and Customers

   We purchase prepaid telecommunication products, primarily PINs, from a number of sources, including national carriers such as Verizon Wireless, AT&T Wireless, Cingular and T Mobile, as well as regional and local carriers, such as Cincinnati Bell, Telefyne Incorporated, Hargray Wireless and Iowa Wireless. We have carrier agreements with some of these companies. The carriers determine prices for their products and we do not control the frequency or the quantity of the sales. To date, we have not experienced any supply side issues, meaning we have been able to purchase a sufficient number of products to meet customer demand. Some of our suppliers require that we pay for their products immediately, others extend us terms and some provide us with product on consignment.

   We have entered into agreements with approximately 50 brokers who, we believe, service over 100,000 retail locations throughout the country. As of December 31, 2002, only 1,600 of these locations used the Qxpress System. Each broker and each retailer is required to execute a Services and Rental Agreement and an ACH Agreement under which they authorize us to withdraw funds from their accounts to pay for the products they sell. In 2001, Cellcards of Illinois accounted for 39% of our revenues and Hargray Wireless accounted for 10% of our revenues. In 2002, Iowa Wireless accounted for 30% of our revenues, Cellcards of Illinois accounted for 28% of our revenues and Hargray Wireless accounted for 13% of our revenues. In 2002, our agreement with Cellcards of Illinois was terminated by mutual consent of the parties.

   The new Qxpress 200 terminal is manufactured by Universal Electronics, Inc., Milwaukee, Wisconsin. We purchased the original Qxpress terminal from LDC Direct, which also provided us with transaction processing services. We are no longer purchasing the original terminal, although LDC continues to provide transaction processing services for those terminals that are still in use. We expect to replace those original terminals gradually over the next two years.

Sales and Marketing

   Our sales and marketing strategy is designed to attract new customers, increase the number of retailers that use the Qxpress system, increase the volume of transactions per unit and develop new applications. Our sales and marketing department has three people including our president, Steve Flaherty, our national sales manager, Bruce Siskonen and our marketing director, John Hickey. Once this offering is complete we plan to hire at least two additional sales people, one of whom will focus on international distribution. Our sales staff is responsible for soliciting prospective new customers as well as for providing technical and training advice and customer support. Finally, our sales staff is also responsible for identifying new applications for the Qxpress system. Once these applications have been identified, our technology department develops the new applications.

   Initially, we relied on in-house sales representatives to market the Qxpress system directly to retailers. In the later part of 2000, we revised our strategy and began marketing our system directly to relatively large independent brokers, agents, distributors and other intermediaries who service multiple retail locations. We believe that this is a much more efficient way to market our system, as evidenced by the fact that our revenues increased dramatically in 2001 without a significant increase in our corporate overhead. In addition to independent brokers, our current marketing strategy also focuses on relatively large chains with either franchised or company owned stores. We are also marketing our system in foreign countries where the prepaid transaction market is quite large. We use the same strategy, i.e., targeting relatively large brokers rather than retailers. As part of our marketing strategy we offer our domestic clients the option of our "broker" model or "service bureau" model. For our foreign clients, we only offer our "service bureau" model.

   In support of our sales effort, we use comprehensive, targeted marketing programs that include direct mail, public relations, advertising, trade show participation and ongoing customer communication programs. Our marketing director is also a monthly contributor to Intelecard News, a publication that focuses exclusively on the telecommunication industry.

Intellectual Property

   Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on a combination of patent, copyright, common law trademark, and trade secret laws, confidentiality procedures and contractual provisions.

   We have filed multiple provisional patent applications in the United States relating to our proprietary technology. We cannot assure you that any allowed patent claims will result from these applications, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

   We plan to license our software and technology. We anticipate that we will enter into written license agreements, which will impose restrictions on the use of the software. Since we have just implemented our first "service bureau" model, we cannot anticipate what the terms of these license agreements will be, what protections they will afford us and how a court, arbitrator or regulatory body would interpret the provisions and enforceability of such an agreement. Therefore, we cannot assure you that any license agreement that we enter into will afford us adequate protection.

   We have not applied to register any of the trademarks that we use in our business, including "Qxpress" and "Qxpress 200", in any jurisdiction. At this time, we are not planning to register these trademarks and we cannot assure you that we will be able to continue to use them. Even if we apply to register these marks, there can be no assurance that we will be successful in obtaining the trademarks for which we have applied or, if these applications are approved, that the trademarks will not be challenged by others or invalidated.

   We seek to avoid disclosure of our trade secrets through a number of means, including but not limited to, requiring those persons with access to our proprietary information to execute confidentiality agreements with us and restricting access to our source code. We seek to protect our software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection.

   We cannot assure you that any of our proprietary rights with respect to our products or services will be viable or of value in the future since the validity, enforceability and type of protection of proprietary rights such as the ones we have are uncertain and still evolving.

   Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Policing unauthorized use of our products is difficult, and while we are unable to determine the extent to which piracy of our software may exist, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect proprietary rights to as great an extent as do the laws of the United States, and effective copyright, trademark and trade secret protection may not be available in those jurisdictions. Our means of protecting our proprietary rights may not be adequate to protect us from the infringement or misappropriation of our rights by others.

   In recent years, there has been significant litigation in the United States involving patents and other intellectual property rights, particularly in the software and technology industries. We could become subject to intellectual property infringement claims as the number of our competitors grows and our products and services overlap with competitive offerings. These claims, even if not meritorious, could be expensive to defend and could divert management's attention from our operations. If we become liable to third parties for infringing their intellectual property rights, we could be required to pay a substantial award of damages and to develop noninfringing technology, obtain a license or cease selling the products that contain the infringing intellectual property. We may be unable to develop noninfringing technology or obtain a license on commercially reasonable terms, if at all.

Government Regulation

   There are no significant governmental approvals directly related to our products or services and we are not aware that any significant regulation is contemplated.

Employees

   As of March 31, 2003, we had 24 employees, of which 23 were full-time employees.

                                  RISK FACTORS


   You should carefully consider the risks described below, our financial statements and the notes to those statements, before you purchase any of our securities.

We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

   From the date on which we became aC corporation in 1998 through December 31, 2002, we incurred cumulative losses of $7.5 million. For the years ended December 31, 2001 and 2002 net losses were $1.55 million and $2.3 million respectively. Unless we can significantly increase the number of our Qxpress 200 terminals in use, we will continue to incur losses for the foreseeable future. Due to our lack of liquidity, we have not been able to manufacture and distribute a sufficient number of these new terminals to enable us to achieve profitability.

We have a significant working capital deficit. This has had an adverse impact on our ability to manufacture and distribute our new point-of-sale terminal and increase our revenues.

   At December 31, 2002, we had a working capital deficit of $1.6 million. This has had an adverse impact on our ability to have additional Qxpress 200 terminals manufactured for us or to obtain vendor or other commercial credit. As a result, we have not been able to increase the number of Qxpress 200 terminals in use, which is critical to our future success.

Our margins have historically been low. Our future success depends, in part, on our ability to increase our revenues significantly, add new products with higher margins to our portfolio or develop new revenue models with higher margins.

    Our margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, were approximately 2.2% in 2002 and 3.8% in 2001. As a consequence, for us to be profitable to any meaningful extent, we must do one or more of the following:

   o increase our revenue significantly;

   o add new products with higher profit margins to our portfolio; or

   o develop new revenue models.

   We cannot assure you that we will be able to achieve any of these goals. In order to increase our revenue from our historical business, we must increase the number of Qxpress 200 units in use. In order to expand our product line, we must enter into relationships with the suppliers of these products, establish new sales channels or expand existing channels and develop processing applications to handle the new products. Finally, new revenue models must be accepted by the market and may have ancillary adverse consequences, such as recognizing revenue on a "net" basis rather than a "gross" basis as we do now.

For us to be successful, the prepaid transaction market must recognize and accept the benefits of electronic point-of-sale solutions and we must demonstrate the benefits of Qxpress over other competing systems.

   Currently, the established delivery method for prepaid products is vouchers and hard cards. Our future success depends on the market accepting electronic point-of-sale solutions as the preferred means to deliver prepaid products and, particularly, on the market accepting our Qxpress system as the preferred point-of-sale activation system. We cannot assure you that we will be successful in meeting this challenge. Our marketing effort requires a large commitment of capital and personnel in order to convince suppliers, brokers and merchants to change their traditional way of business. Potential customers may have a substantial investment in their current distribution and delivery methods and may be reluctant to adopt a new approach that will compete with or replace their existing methods. If the market does not accept electronic point-of-sale solutions or if we cannot establish a significant market share, we may be forced to discontinue operations.

Our recent revenue growth is almost entirely attributable to our ability to increase our sales of prepaid wireless products. We cannot assure you that this market will continue to grow or that we can continue to increase our share of it.

   Although we currently offer a variety of prepaid products, 92% of our revenue for the year ended December 31, 2002 was generated from sales of prepaid wireless products. The market for prepaid wireless has experienced substantial growth in past years, but we cannot assure you that this growth will continue. While we believe that the telecommunications industry is committed to developing this market, we cannot assure you that we are correct or that we will be able to take advantage of this growth.

The industry in which we operate is highly competitive and has low barriers to entry. Increased competition could result in margin erosion, which would make profitability even more difficult to achieve.

   The market for prepaid transaction processing and information management services is becoming increasingly competitive and is highly fragmented. This market includes companies that provide either point-of-sale activation terminals only, such as HyperCom and VeriFone, or information management services only, such as Blackstone, PreSolutions and DebiSys, as well as companies that provide integrated solutions, such as LDC Direct. In addition to companies that are focused solely on the prepaid transactions market, we also face competition from companies, such as First Data Corporation, that provide transaction processing and information management services to the postpaid market. We could also face competition from e-commerce solution providers. Finally, we may, in the future face competition from suppliers, such as telecommunication companies who may decide to provide electronic solutions directly to brokers and merchants.

   The industry in which we compete is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions, and changing customer demands. Some of our competitors have substantially greater financial resources and/or pre-existing market share that may enable them to establish a stronger competitive position than we have, in part through better marketing opportunities. Current competitors or new market entrants could introduce products with features that may render our system obsolete or uncompetitive. To be competitive and serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards, and procedures and customer preferences. The cost to modify our products, services or infrastructure in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition.

Our relationships with brokers are usually nonexclusive and brokers can purchase the products we sell from other sources.

   We rely on independent brokers, distributors, wholesalers and other intermediaries to distribute our point-of-sale activation system to retail merchants. Currently, we distribute through 50 brokers. In order for us to achieve a meaningful level of market penetration, we must significantly increase this number. Until now, our relationships with our brokers have generally been on a short-term, non-exclusive basis allowing them to reduce or cancel their business with us without penalty and with little or short notice. For example, in 2002, our then largest customer, Cellcards of Illinois, terminated its distribution agreement with us. The prepaid products that we sell are widely available from a number of sources. We are not able to offer exclusive products or price advantages to our brokers. Rather, we rely on the quality of our Qxpress system to induce brokers to contract with us. If we do not continue to offer performance and service advantages, our brokers may not aggressively market our system to their retail networks or may terminate their relationship with us. We cannot assure you that we will continue to derive revenue, at current levels, or at all, from our existing brokers, or that we will be able to successfully establish relationships with new brokers.

Most of our business is placed through a small number of brokers. The loss of any one of these accounts would materially and adversely affect our business, operations and financial condition.

   A small number of brokers account for a large percentage of our revenue. We expect the high level of customer concentration to continue for the foreseeable future. In 2001, our two largest customers accounted for approximately 39% and 10%, respectively, of revenues. In 2002, our three largest customers accounted for 30%, 28% and 13%, respectively, of revenues. We cannot assure you that the level of sales to these brokers will be sustained from year to year and there is a risk that these principal brokers may not continue to sell our products in the future. To the extent that any significant broker reduces its reliance on us, terminates its relationship with us, or defaults on payments, our revenues in the relevant fiscal period could substantially decline and our operating results could be adversely affected. The customer that accounted for 39% of our revenue in 2001 and 28% of our revenue in 2002 terminated its distribution agreement with us. As a result, our revenue for the third quarter of 2002 was much lower and our net loss higher than we had anticipated.

Under our current business model, we depend on vendors to provide us with prepaid products. We have no control over the prices they charge for their products.

   We depend on suppliers to provide us with prepaid products that we can resell. We have no control over the prices they charge us. For example, recently Verizon, one of our largest suppliers, reduced the discount that they offer to resellers on their prepaid wireless products. While, in this case, we were able to pass along this reduction to the brokers and merchants, we cannot assure you that this will always be possible. Depending on the competitive environment, increases in the costs of our products may reduce our margins.

If we are unable to protect our proprietary technology and intellectual property rights against infringement or misappropriation, or if third parties assert that we have infringed on their intellectual party rights, our business, operations and financial condition could be materially and adversely affected and we may have to incur significant costs to protect or defend our rights.

   We believe that our proprietary software and hardware provides us with a competitive advantage. While we have filed patent applications relating to various features of the Qxpress 200 terminal and proprietary technology, we cannot assure you that these applications will be approved, or that even if approved, they will provide us with meaningful protection. Other than our patent applications described above, we rely on trade secret laws and common law principles to protect our proprietary rights. For example, we have not registered or applied to register either "Qxpress" or "Qxpress 200" or any other trademarks, trade names, service marks, service names or copyrights that we may own or use.

   Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our point-of-sale terminals or the source code to our software or to obtain or use information that we regard as proprietary. The scope of any proprietary rights that we may have is uncertain and is not sufficient to prevent others from developing and selling competing products and services, which could have a material adverse effect on our business. In addition, third parties may assert infringement claims against us or claim that we have violated their intellectual property rights. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we may have to incur substantial costs. We cannot assure you that we will have the financial resources to prosecute any infringement claims we may have or defend any infringement claims that are brought against us. Even if we do, defending or prosecuting our proprietary rights will divert valuable working capital and management's attention from business and operational issues, which could materially adversely affect business.

If we cannot raise capital at a time when we need to do so, our business may be significantly impaired.

   In the future, we may need to raise additional capital to meet the capital requirements of our business or to take advantage of expansion or acquisition opportunities. If we are unable to do so our ability to operate our business, to grow our business and to respond to competitive developments will be impaired. Even if we are able to secure additional capital by selling equity or equity-linked securities, these securities could dilute the ownership percentage of our existing stockholders. The securities that we might sell could also have rights, preferences or privileges senior to those of our common stock. We cannot assure you that we will be able to obtain additional financing when needed on acceptable terms or at all. We have no commitments for any additional financing. If we are unable to obtain additional financing when needed, the price of our common stock could be materially and adversely affected.

Our ability to continue as a going concern depends on our ability to raise additional capital.

   In their report issued in connection with our 2002 financial statement, our auditors stated "Q Comm International Inc., has incurred significant losses in recent years and has current liabilities in excess of current assets, raising substantial doubt about its ability to continue as a going concern." Our ability to continue as a going concern depends on our ability to raise additional capital. If we are not able, in the future, to achieve positive cash flow from operations or to secure additional financing as needed, we may again experience the risk that we will not be able to continue as a growing concern.

We depend on the continued services of our chief executive officer and of our president. If either one of them terminates his employment, our business could be adversely affected.

   Our success depends on the continued services of our key personnel, including our chief executive officer, Paul Hickey, and our president, Stephen Flaherty. Both Mr. Hickey and Mr. Flaherty have a comprehensive knowledge of our business and operations and are critical to our key supplier and customer contacts. Although we have employment agreements with both of them, they can terminate those agreements at any time. Also, we do not have "key man" insurance for either of them.

If we are unable to manage our future growth properly, our future profitability may be adversely affected.

   In order to achieve a meaningful level of profitability, we must increase our revenues significantly. This growth will strain our existing resources, particularly our financial and sales and marketing departments. The accounting system we currently use is marginally adequate for a company of our size. We will likely need to purchase new accounting software and to hire one or two new people for our accounting department. Similarly, our sales department must be expanded from its current level of two persons. Qualified sales personnel are in great demand and we cannot assure you that we will be able to hire a sufficient number of competent sales people in a short amount of time. Expanding our operations will increase the demands on our senior management and our customer service departments. We will need to continually improve our management, operational, financial and other departments to manage our growth properly and any failure to do so may lead to inefficiencies and/or redundancies and materially adversely affect our business, operations and financial condition.

The market price of our common stock has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.

   Our stock price has been extremely volatile, fluctuating over the last three years between $0.20 and $2.88. These fluctuations have been unrelated to or disproportionately affected by our operating performance. The market price of our common stock could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond our control. These factors may include one or more of the following:

   o Quarterly operating results falling below or exceeding expectations in any given period;

   o Changes in economic conditions generally or in the telecommunications or banking industries;

   o Market fluctuations relating to markets generally or market sectors that include our competitors, which may or may not be based on earnings or other announcements by us or our competitors;

   o Fluctuations in our revenue which may or may not be related to changes in the way we conduct our business;

   o Announcements by our competitors of new technological innovations, service offerings, contracts, acquisitions or strategic relationships;

   o Departures of key personnel; and

   o Changes in business or regulatory conditions.

   In the past, following periods of market volatility, stockholders have instituted securities class action litigation. While we have not been involved in securities litigation to date, if we were to be involved in securities litigation, we could incur a substantial cost and experience diversion of resources and the attention of management away from our business. We cannot predict the future performance of the capital markets in general and stocks in our market sector in particular, and we cannot assure you that the price for our common stock will not drop significantly in the future.

We are controlled by a limited number of stockholders.

   Our principal stockholder, Paul C. Hickey, owns 19.5% of the issued and outstanding shares of our common stock. As a result, Mr. Hickey has the ability to exercise substantial control over our affairs and corporate actions requiring stockholder approval, including electing directors, selling all or substantially all of our assets, merging with another entity or amending our certificate of incorporation. This de facto control could delay, deter or prevent a change in control and could adversely affect the price that investors might be willing to pay in the future for our securities.

We do not anticipate paying dividends in the foreseeable future. This could make our stock less attractive to potential investors.

   So long as our convertible debentures remain outstanding, we are prohibited from paying dividends or redeeming our stock. Even after the debentures are paid in full, we anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business and we do not intend to declare or pay any cash dividends in the foreseeable future. Future payment of cash dividends will be at the discretion of our board of directors, taking into account many factors, including our operating results, financial condition and capital requirements. A recent proposal by the Bush administration would eliminate the tax on dividends received from corporations. If this proposal is enacted into law, the stock of corporations that pay dividends may be more attractive to investors than the stock of corporations that do not pay dividends.

The existence of outstanding options, warrants and convertible securities impair our ability to obtain additional equity financing.

   The existence of outstanding options, warrants and convertible securities could adversely affect the terms at which we could obtain additional equity financing. The holders of these options and warrants have the opportunity to profit from a rise in the value or market price of our common stock and to exercise them at a time when we could obtain equity capital on more favorable terms than those contained in these securities.

Item 2. Description of Property

   Our executive offices, plants and other property are located in Orem, Utah. We lease 6,546 sq. ft. of space at 1145 South 1680 West, Orem, Utah from Highland Ranch, Inc., under a lease agreement dated as of November 22, 1999. The property consists of two floors of offices, of 1,546 sq. ft. apiece, and 3,454 sq. ft. of warehouse space. The base monthly rent for 2002 was $3,200 and for 2003 is $3,400. The lease expires December 31, 2003. We have not yet had any discussions with our landlord regarding a new lease. We expect those discussions to begin no earlier than the second half of this year.

   We also maintain our national sales office in Spring Lake, Michigan. The lease for this office expires March 31, 2003 and the current monthly rent is $400. We expect that we will be able to renew the lease on acceptable terms.

Item 3. Legal Proceedings

   As of March 31, 2003, we are not a party to any legal proceedings, except as set forth below.

   On October 10, 2000, First Security Bank, N.A. filed suit in the Fourth Judicial District Court of Utah County, claiming breach of a Merchant Agreement. The complaint relates to charge-backs of customer credit card purchases, which resulted in overdrafts of our merchant account with First Security. First Security claims $175,477 in damages. We believe that First Security honored charge-backs inappropriately, based on the terms and conditions of the customers' credit card agreements and the terms and conditions of their contracts with us. First Security recently filed a motion for summary judgment, which we are contesting. We anticipate that this case will not be resolved until after trial, which has not yet been scheduled, but which will likely be scheduled to take place within the next four to six months. We have recorded a contingent liability in connection with this matter and believe the resolution of this suit will not have a material impact on our financial condition or results of operations.

   In January 2002, we filed an action against an individual for non-payment of funds owed relating to the purchase of common stock. We have been awarded summary judgment in the amount of $135,000 and expect to receive the remaining outstanding amount, which was $130,950 at December 31, 2002.

   As described in Item 12, "Certain Relationships and Related Party Transactions," we have agreed to indemnify Paul Hickey, our chief executive officer for any losses, expenses and damages incurred by him in connection with a lawsuit brought by Dallin Bagley.

Item 4. Submission of Matters to a Vote of Security Holders

   None

                                     PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

   Our common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "QCCM". The following table sets forth, for the periods indicated, the high and low closing bid quotations per share for our common stock. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                                             Bid Price
                                                                           -------------
                                                                           High     Low
                                                                           -----   -----
        2001
          First Quarter................................................    $0.66   $0.25
          Second Quarter...............................................    $0.72   $0.20
          Third Quarter................................................    $0.87   $0.26
          Fourth Quarter...............................................    $2.00   $0.77
        2002
          First Quarter................................................    $2.08   $1.25
          Second Quarter...............................................    $2.00   $1.28
          Third Quarter................................................    $1.57   $0.44
          Fourth Quarter...............................................    $0.97   $0.51


   As of March 28, 2003, the closing bid price per share for our common stock as reported on the OTC Bulletin Board was $0.63.

Holders

   As of March 28, 2003, we had approximately 420 stockholders of record.

Dividends

   We have not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on common stock will be at the discretion of our board of directors and will depend on our fiscal condition, results of operations capital requirements, and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

   Through March 31, 2003 we sold (a) 50,000 shares of common stock to an accredited investor for $20,000 in cash; (b) a 12% unsecured convertible promissory note due February 28, 2004 in the principal amount of $200,000 and 363,636 shares of common stock to an accredited investor for $200,000 in cash; and (c) 12% secured convertible debentures due March 31, 2004 in the aggregated principal amount of $1.5 million, 2,538,462 shares of common stock and warrants to purchase 2,538,462 shares of common stock to accredited investors. Of this amount, $1,250,000 has been funded and the balance, $250,000, is expected to fund by April 15, 2003.

   In 2002, we sold an aggregate of 4,087,842 shares of common stock to accredited investors for an aggregate of $2,621,775 in cash.

   In 2002, we issued an aggregate of 1,823,849 shares of common stock to consultants for services. These shares had an aggregate value at the time of issuance equal to $689,117.

   In 2002, we issued an aggregate of 100,242 shares of common stock in connection with the exercise of stock options for $15,000 in cash and the cancellation of options to purchase 79,203 shares of common stock.

   In 2002, we issued an aggregate of 325,000 shares to four executives and key employees. These shares had an aggregate value at the time of issuance of $130,000.

   In 2001, we sold an aggregate of 133,333 shares of common stock to accredited investors for an aggregate of $40,000 in cash and 1,253,333 units, each unit consisting of one share of common stock and one warrant to purchase one share of common stock for $1.00 per share, for an aggregate of $376,000.

   In 2001, we issued an aggregate of 855,934 shares of common stock to consultants for services. These shares had an aggregate value at the time of issuance equal to $267,959.

   In 2001, we issued an aggregate of 196,918 shares of common stock to noteholders in connection with the conversion of notes. The aggregate principal amount and accrued interest on the notes converted was $59,075.

   The foregoing securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in
Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The registrant reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of valuating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants. No commissions were paid in connection with such issuances.

Item 6. Management's Discussion and Analysis or Plan of Operations

   Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those indicated in the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements of our plans and objectives with respect to business transactions and enhancements of stockholder value, (iii) statements of future economic performance and (iv) statements and assumptions underlying other statements and statements about our business prospects.

Overview

   Our principal source of revenue has been the resale of prepaid telecommunication products that we purchase from suppliers of wireless, long distance and other products or from distributors who purchase these products from suppliers. The table below illustrates the revenues we derived from our principal products and the percentage of total revenues represented by this amount:


                                                                   2001                        2002
                                                         ------------------------    ------------------------
                                                           Amount      Percentage      Amount      Percentage
                                                        -----------    ----------    -----------   ----------
Wireless ............................................   $13,466,953        82.3%     $22,108,620       92.0%
Long distance .......................................     1,365,296         8.3          793,114        3.3
Home dial tone ......................................       910,189         5.6          271,576        1.1
Other ...............................................       617,066         3.8          854,642        3.6
                                                        -----------       -----      -----------      -----
 Totals .............................................   $16,359,504       100.0%     $24,028,002      100.0%
                                                        ===========       =====      ===========      =====


   Historically, our results of operations have been characterized by relatively high revenues but relatively low gross profits. As a reseller of prepaid telecommunication products, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. In the period covered by the above table, our gross profit margin was approximately 26.7% in 2002 and 28.8% in 2001. However, after further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), our margins were approximately 2.2% in 2002 and 3.8% in 2003. Because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

   The resale of prepaid telecommunication products has historically been a commodity market with most price increases or decreases being passed through the distribution chain to the end user. However, the amount of margin available to each participant in the distribution chain can be affected by various factors, such as the functions provided and risk assumed by the participant and the volume and payment terms on which the participant can purchase product. Historically, our ability to purchase products at attractive rates has been negatively impacted by our inability to purchase in volume and our status as an uncertain credit, which, in some cases, has resulted in our inability to purchase product directly from the supplier. In those cases, we have purchased product from a reseller at a markup from the supplier price. We believe that, as our business expands and our financial condition becomes more stable, there may be opportunities to increase margins in our historical business by purchasing a greater percentage of our product directly from the supplier and by purchasing in greater volume. However, the telecommunications business in general, and the wireless business in particular, is changing rapidly and it is not possible to anticipate potential changes that may occur in the distribution chain.

   Our business plan contemplates adding new products rapidly and adopting other sales models. With some of these products and sales models, rather than purchasing and reselling prepaid products, we will facilitate the purchase of the product by others, sell or lease terminals and provide transaction processing services for a fee. In particular, we have developed an alternative revenue model that we refer to as a "service bureau." Under this model, we replicate our data center for and license our proprietary transaction processing software to our customer who is responsible for functions such as inventory management, product ownership, report generation, and funds transfer. We generate license fees and ongoing revenues from transaction processing and management services. We recently established our first service bureau data center for a customer. While we expect our traditional model, which we refer to as the "broker model," to continue to be our primary means of business, we also expect the service bureau model to grow in 2003. We expect that substantially all of our international expansion will be based on this model and that domestic customers may also choose to operate in this way.

   Under the service bureau model, since we do not assume an ownership risk with respect to the product, we will record as revenue only the amount of the fee, as opposed to the entire value of the transaction. This will result in lower revenues per transaction. On the other hand, cost of sales should be minimal and fees and commissions payable to brokers and retailers should be nonexistent. As a result, we believe our gross profit margin under the service bureau model will be significantly higher than it is under our broker model. Accordingly, even if gross profit remains relatively stable, or increases at a relatively constant rate from period to period, revenues and gross profit margins may experience substantial volatility based on changes in the percentage of our business undertaken on a service fee basis compared to the percentage undertaken as a product reseller.

   We offer the brokers through whom we deploy the Qxpress system the option either to buy the Qxpress 200 terminals at a fixed price or to lease them under a "rent-to-own" program. The sale of the terminal will result in the immediate recognition of revenue, the immediate recovery of capital for the terminal and gross profit from the sale. The rent-to-own program has the advantage of ongoing rental income over the life of the contract and higher margins due to the premium we are able to charge under this alternative. Our ability to offer the rent-to-own option depends on the availability of capital to fund the cost of the terminals.

   Substantially all of our revenues are collected through automated clearing house, or ACH, transactions initiated by us within 72 hours of the sale of the product. As a result, we have virtually no receivables from retailers and we do not have expenses associated with billing and collection. The brokers through whom we distribute our system are responsible for any unpaid ACH transactions from retailers so we experience virtually no bad debt expense. We expect that license fees to be earned under our service bureau model will be collected in essentially the same manner. However, we may generate receivables from sales of terminals and from consulting services provided to assist customers in setting up and operating data centers.

   In order to support expanded operations, we expect to increase sales and marketing and general and administrative expense. We expect to continue to invest in product development and improvement, although the rate of such investment may not equal the rate of expenditure we experienced to develop our Qxpress system. As gross profit increases, we expect general and administrative expenses, selling expenses and research and development expenditures to decrease as a percentage of gross profit, thereby significantly improving operating margins. However, in the immediate future, we expect to incur substantial costs in advance of the business growth that they are intended to support. Accordingly, operating margins may initially decrease and will not achieve the expected improvement unless and until business in fact expands on a profitable basis.

   A substantial portion of our net loss in 2001, approximately 17.9%, and in 2002, approximately 36.7%, was attributable to non-cash compensation paid to employees and consultants. In part, this was due to our limited cash resources and our need to conserve capital. We do not anticipate that non-cash compensation expense for 2003 and subsequent years will have as great an impact on our statement of operations as it has had the last two years.

   Our future capital requirements will depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital. The capital requirements of a pure service bureau model are, in comparison, substantially less. We anticipate that various commercial credit options will be available to us to cover many of these capital requirements. However, we have no such arrangements in place and cannot assure you that we will be able to make commercially satisfactory credit arrangements.

Critical Accounting Policies and Estimates

   The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition and that require the most subjective judgment.

   Revenue recognition

   We record revenue at the time of product sale. Sales of our prepaid products are generally made directly to end-users. There is no right of return for products sold and we are not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since they meet the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements (SAB 101) and Emerging Issues Task Force No. 99-19 (EITF 99-19). Revenues generated from other sources, such as from the sale or rental of terminals, minimum performance fees and sales of blank cards, are recorded when earned, net of any sales discounts. We expect in the future to record revenues from technology licensing and consulting fees and will record these fees when they are earned.

   Cost of goods sold

   Cost of goods sold primarily represents the cost of the personal identification number, or PIN, or other product sold. The cost of a PIN is set by the carrier and is expressed in terms of a percentage discount from the denomination value. This discount ranges from 15% to 25% for cellular and home dial tone products and 40% to 50% for long distance products. We do not have minimum purchase contracts or exclusivity agreements with any carrier. Historically, price increases are passed on to customers in the form of lower broker and merchant commissions, which are recognized as operating expenses under the caption "commissions and fees" on our statement of operations. Cost of goods sold and resulting gross profits fluctuate due to changes in the mix of our products and discount rates offered by carriers. As already noted, we expect to experience greater fluctuations in revenues and margins as we introduce our service bureau revenue model.

   Another component of cost of goods sold is transaction-processing services paid to LDC Direct, the supplier of the original Qxpress terminal. These transaction-processing fees are approximately 1% of revenues and are not payable on transactions processed by our proprietary Qxpress 200 terminal. We will continue to incur transaction-processing fees for revenues generated through the original terminal. We have not yet established a time frame for changing existing customers using the original terminal to the Qxpress 200 terminal but expect that to occur during 2003 and 2004.

   Software development costs

   We have invested a considerable amount of capital in our proprietary Qxpress 200 terminal and data center. We account for this investment in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Costs incurred before we established the technological feasibility of the project were recorded as research and development expenses. Once technological feasibility was established, costs incurred to develop the data center software and the embedded software in the terminal were capitalized. These costs include salaries paid to software engineers employed by us and fees paid to third parties for software development. Once the new system was placed in service, maintenance costs are expensed while costs of new software projects under development are capitalized. Capitalized costs are amortized over the estimated useful life of the software, which is three years. We periodically evaluate the recoverability of our capitalized software development costs based on the expected future cash flows from this asset.

   Stock options and warrants

   We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." As a result, no compensation costs are recognized for stock options granted to employees. Options and warrants granted to non-employees are recorded as an expense on the date of grant based on the then estimated fair value of the security in question.

   Income taxes

   At December 31, 2002, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $7.2 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. However, our ability to offset our accumulated net operating loss against future taxable income may cause our future reported earnings and profitability to be greater than they would be if fully taxable.

Results of Operations

   The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

                                                                           Year ended
                                                                          December 31,
                                                                          -------------
                                                                         2002       2001
                                                                        -----       -----
      Revenues ......................................................   100.0%      100.0%
      Cost of goods sold ............................................    73.3%       71.2%
      Gross profit ..................................................    26.7%       28.8%
      Commissions and fees ..........................................    24.5%       25.0%
      Selling expenses ..............................................     1.3%        1.7%
      General and administrative expenses ...........................     4.9%        7.1%
      Depreciation and amortization .................................     1.1%        1.0%
      Research and development ......................................      --         0.9%
      Accrued litigation settlement .................................     0.8%         --
      Non-cash compensation .........................................     3.5%        1.7%
      Loss from operations ..........................................    -9.4%       -8.6%
      Other income (expense) - net ..................................    -0.2%       -0.9%
      Net loss ......................................................    -9.6%       -9.5%


Years ended December 31, 2002 and 2001

   Revenues. Revenues for 2002, were $24.0 million compared to $16.4 million for 2001, an increase of $7.6 million, or 46.9%. This increase is attributable to market acceptance of the Qxpress system, an increase in the number of terminals installed and an increase in the number of transactions per terminal. We expect each of these factors to contribute to further revenue growth in the foreseeable future.

   Cost of goods sold. Cost of goods sold for 2002 was $17.6 million compared to $11.6 million for 2001, an increase of $6.0 million, or 51.2%. The majority of the increase in cost of goods sold is associated with the increase in revenues. As a percentage of revenues, cost of goods sold in 2002 was 73.3% compared to 71.2% for 2001. This increase is attributable to the fact that some of our newer wireless products carry lower discounts and one of our primary suppliers decreased its discount percentage in August 2001. We were able to pass on this reduced discount to the brokers and retailers in the form of lower commissions. Transaction processing fees were $225,000 in 2002 compared to $155,000 in 2001. These fees have consistently been approximately 1% of gross revenues. Since most of our revenue growth will come from transactions generated by the new Qxpress 200 terminal, these expenses are not expected to increase from their current level in terms of absolute dollars and will likely decrease as existing customers are transitioned to our new terminal.

   Gross profit. Gross profit for 2002 was $6.4 million compared to $4.7 million for 2001, an increase of $1.7 million, or 36.2%. Gross margin was 26.7% in 2002 compared to 28.8% in 2001. As discussed above, this decrease is attributable to lower discounts offered by our suppliers, which translates into higher costs for us. In the future, we expect our gross margin to fluctuate as our product mix changes and as discount rates offered by carriers change. Gross margin will also be influenced by the relative growth experienced in our two business models, the traditional broker model and the service bureau model.

   Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for 2002 were $5.9 million compared to $4.1 million for 2001, an increase of $1.8 million, or 43.8%. As a percentage of revenues, these expenses decreased to 24.5% in 2002 from 25.0% in 2001. This decrease reflects the fact that we successfully reduced the commissions we pay to brokers as a result of a lower discounts we received from our suppliers.

   Selling expenses. Selling expenses for 2002 were $308,000 compared to $282,000 in 2001, an increase of $26,000, or 9.1%. The increase is due to higher travel expenses, reflecting the sales efforts associated with building an expanded network for the selling and distribution of our products, and to the cost of attending trade shows and conferences to increase the visibility of our new system. As a percentage of revenues, selling expenses decreased to 1.3% in 2002 from 1.7% in 2001, primarily as a result of increased revenues.

   General and administrative expenses. General and administrative expenses for 2002 and 2001 were basically the same. However, as a percentage of revenues, general and administrative expenses decreased to 4.9% in 2002 from 7.1% in 2001. While the addition of personnel and the purchase of accounting systems to support the growth that we anticipate will result in a significant increase in general and administrative expense, general and administrative expenses are expected over time to increase at a slower rate than future increases in revenues.

   Depreciation and amortization. Depreciation and amortization expenses for 2002 were $258,000, compared to $159,000 for 2001, an increase of $99,000, or
62.3%. This increase is attributable primarily to the amortization of software development costs, which began in the fourth quarter of 2002. The amount amortized in 2002, $121,000, more than offset, the decrease in amortization expense as a result of the effect of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which we adopted in 2002. As we continue to amortize software development costs and we increase significantly the number of Qxpress 200 units in use, we expect depreciation and amortization expenses to increase in the future.

   Research and development. Research and development expenses were $146,500 for 2001. These expenses related to design work and other related activities for our new terminal and data center prior to actual development. No expenses of this nature were incurred in 2002. We do not anticipate incurring significant expenses of this nature in the near future.

   Accrued Litigation Settlements. We are named as a defendant in one lawsuit and have agreed to indemnify our chief executive officer in connection with an action brought against him individually relating to a transaction involving our stock. Based on our assessment of the potential liabilities arising from these lawsuits, at the end of 2002 we recorded an accrued litigation settlement expense of $200,000, increasing our total reserve for contingent liabilities to $359,000. We did not accrue any similar expense in 2001. We anticipate that these lawsuits will be resolved in 2003.

   Non-cash compensation. Non-cash compensation reflects the value of stock issued to employees, consultants and advisors and stock options issued to nonemployees for services. Since the transfer of these securities is not contingent on future services, we recognized an expense at the time of issuance. Non-cash compensation expense for 2002 was $843,000 compared to $277,000 for 2001. The 2002 amount reflects $130,000 worth of stock issued to four management employees. The 2001 amount is entirely attributable to payments to consultants.

   Loss from operations. Loss from operations for 2002 was $2.2 million compared to $1.4 million for 2001. This increase is attributable to factors discussed above, specifically (i) higher volume of lower margin business and (ii) a higher amount of non-cash compensation recorded in 2002. We expect our investment in an expanded distribution network to result in significantly higher revenues in the future while our ongoing operating expenses, other than commissions and fees, to increase by a smaller percentage. We believe these factors will contribute to continuing improvement in the results from operations in the foreseeable future.

   Other expense -- net. Other income and expense consists primarily of interest income and expense and loss from disposition of assets. Net other expense for 2002 and 2001 was $49,000 and $150,000, respectively. The decrease in net other expense is primarily the result of more interest capitalized as software development costs during 2002 compared to the amount capitalized during 2001 and lower borrowings and associated interest expense during 2002 compared to 2001. In 2002, we recorded interest income of $4,000, interest expense of $35,000 and a loss from disposition of assets of $18,000. In 2001, we recorded interest income of $11,000, interest expense of $156,000 and a loss of $5,200 in connection with the disposal of assets.

   Income tax expense. At December 31, 2002 we had operating loss carryforwards of approximately $7.2 million that may be applied against future taxable income in years through 2022. The loss carryforwards and other items result in net deferred tax asset of approximately $2.3 million. The amount of and ultimate realization of the benefits from this deferred tax asset for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax asset, at year-end we established a valuation allowance equal to the net deferred tax asset and no income tax benefit from our operating loss has been recognized for any of the periods presented.

   Net loss. Net loss for 2002, was $2.3 million compared to $1.5 million for 2001. The increased net loss is attributable to the foregoing factors. A substantial portion of the loss in 2002 is attributable to non-cash expense items, particularly non-cash compensation and accrued litigation settlements, which we do not expect to incur in 2003. After eliminating these items, our net loss was $1.3 million in 2002 and 2001.

Liquidity and Capital Resources

   Historically, we have financed our working capital requirements through cash flow from operations, the sale of shares of our common stock, proceeds from short-term bank borrowings, and proceeds from the sale of convertible debentures and notes. Since the end of 2001, we have not had any working capital credit facility.

   Since January 1, 2003 we have raised $1.72 million by selling stock, warrants and convertible debt instruments. All but $250,000 of this amount has already been funded. The remaining amount is expected to fund by April 15, 2003. Our 12% unsecured convertible note in the principal amount of $200,000 is due and payable on February 28, 2004. Our 12% secured convertible debentures in the aggregate principal amount of $1.5 million are due and payable March 31, 2004. The interest rate on the debentures is reduced to the prime rate once we transfer $1.725 million to an escrow account.

   As of December 31, 2002, we had a working capital deficit of approximately $1.6 million. Our working capital deficit takes into account a $359,000 reserve for contingent liabilities arising in connection with lawsuits in which we are either a defendant or have agreed to indemnify a defendant.

   For the year ended December 31, 2002, net cash used by operating activities was $722,000. The primary components of our operating cash flows are our net loss, increase in accounts payable, depreciation and amortization, stock and options issued for services and increases in inventory.

   Capital expenditures include capitalized software development costs and purchase of property and equipment. For the year ended December 31, 2002, capitalized software development costs were $815,000 and purchases of property and equipment were $573,000. We expect that capital expenditures will increase significantly in 2003 as we place more terminals in service.

   For the year ended December 31, 2002, net cash provided by financing activities was $2.1 million. Net cash provided by financing activities primarily reflects sales of common stock and convertible debt as well as repayments of existing indebtedness.

   In the future, we may issue additional debt or equity securities in order to satisfy our cash needs. Any debt incurred or issued may be secured or unsecured, at a fixed or variable interest rates and may contain other terms and conditions that our board of directors deems prudent. Any sales of equity securities may be at or below current market prices. We expect the proceeds from these financing activities to be used primarily to manufacture, market and sell additional Qxpress 200 terminals and to reduce short-term liabilities. We cannot assure you that we will be successful in generating sufficient capital to adequately fund our liquidity needs.

Recent Accounting Pronouncement

   Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - And Amendment of FASB Statement 123" were recently issued. SFAS No. 144, 145, 146, 147 and 148 have no current applicability to us or their effect on our financial statements are not significant.

Item 7. Consolidated Financial Statements

   The consolidated financial statements of the Company required by this item are set forth beginning on page F-1.

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure.

   None.

                                    PART III


Item 9. Directors and Executive Officers

   Our executive officers and directors and their respective ages, as of March 28, 2003, are as follows:


Name                               Age      Position
----                               ---      --------
Paul C. Hickey .................    43      Chairman of the board of directors and
                                            chief executive officer
Stephen C. Flaherty ............    55      President
Michael K. Openshaw ............    44      Chief financial officer, chief
                                            operating officer, secretary
                                            and treasurer
Brae Burbidge ..................    36      Director
Lamond Woods ...................    36      Director
Brent Bingham ..................    36      Director
Vicky Johnson ..................    37      Director


   Each director holds office until the next annual meeting of shareholders and until his or her successor is elected and qualified. Officers are elected to service subject to the discretion of the board of directors.

   Set forth below is a brief description of the background and business experience of our executive officers and directors.

   Paul Hickey, our founder and chief executive officer, had also founded, in 1992 and 1993, two telecom companies, Teleshare 900 and Teleconnect, that we later acquired and merged with. As founder of Teleshare and Teleconnect, Mr. Hickey was responsible for creating an Interactive Voice Response (IVR) service bureau, implementing a nationwide telecom training program, and recruiting telecom value-added resellers. He has been chairman of our board of directors since August 1998. Mr. Hickey has a Bachelor of Science degree from Brigham Young University.

   Stephen Flaherty, our president, joined us in April 1999. From 1996 to 1998, he served as the president and chief operating officer of Global Business Solutions, a software consulting firm based in Costa Mesa, California. Mr. Flaherty has pursued a career in business development, marketing and sales with an emphasis on startup companies and restructuring.

   Michael Openshaw joined us in November 2000 and was named chief financial officer in April 2001, our chief operating officer in April 2002 and our secretary and treasurer in February 2003. From 1996 to November 2000, Mr. Openshaw served as the chief financial officer of The University of Utah Hospital. Mr. Openshaw is a Certified Public Accountant and has a Bachelor of Arts degree in accounting from the University of Utah.

   Brae Burbidge has been a member of our board of directors since June 2000. He has also been, since July 2002, vice president of sales and marketing of Clickincome Inc., a website design company. From 1996 until June 2002 he was the president and chief executive officer and a director of Global Web, Inc., a reporting company based in Utah that provides web design services. He has a Bachelor of Arts degree from the University of Utah.

   Lamond Woods has been a member of our board of directors since June 2000. He has also been, since 1996, the president of SNIS Insurance, a Utah-based insurance agency.

   Brent Bingham has been a member of our board of directors since January 1999. He has also been, since 1992, the president and chief executive officer of Eclipse Marketing, a Utah-based direct sales company. He is a graduate of Brigham Young University.

   Vicky Johnson joined our board of directors in January 2003. Since June 2002 she has been the international accounting manager of Cadence Design Center, Inc., a New York Stock Exchange reporting company that provides comprehensive software, design and methodology services for product development to leading electronics companies. From April 1999 to March 2002, Ms. Johnson served as the controller of Inari, Inc., a computer networking company. From September 1995 to March 1999 she was the accounting manager of American Stores Company, a retail food and drug store operator. Ms. Johnson is a licensed CPA and has a degree in accounting and business administration from Peru State College, Nebraska.

Key Employees

   Chris Leonard, our chief technical officer, joined us in October 2002. From November 2000 until June 2002 he served as director of data center operations of TNEXT- Telemar IDC, an Internet data center company. From May 2000 until November 2000 he was a consultant with KPMG and headed a team of developers for an ASP infrastructure project for Cisco. From November 1999 until May 2000 he was technical services director of Qwest Communications and from August 1997 until November 1999 he was chief Internet officer of Myjobsearch.com, a career services company where he was responsible for the creation and management of a high-traffic Internet career website.

   Bruce Siskonen, our national sales manager, joined us in August 1999. From 1998 to 1999, Mr. Siskonen served as director of sales and marketing for Assemtech and Forge Industrial. Mr. Siskonen has a Bachelor of Science degree from Northern Michigan University.

Committees of the Board of Directors

   Our board of directors has an audit committee and a compensation committee consisting of Brae Burbidge, Lamond Woods and Vicky Johnson. The audit committee meets with management and our independent public accountants to determine the adequacy of our internal controls and other financial reporting matters and review related party transactions for potential conflict of interest situations. The compensation committee reviews and recommends the compensation and benefits payable to our officers, reviews general policy matters relating to employee compensation and benefits and administers our stock option plans.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

   To the best of the Company's knowledge, based solely on review of the copies of such forms furnished to the Company, or written representations that no other forms were required, the Company believes that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2002.

Item 10. Executive Compensation.

   Summary compensation. The following table sets forth information regarding compensation awarded to, earned by, or paid to our chief executive officer and our other most highly compensated executive officers whose compensation exceeded $100,000 in 2002 for all services rendered to us in all capacities during the last three completed fiscal years.

                           Summary Compensation Table


                                                                                                            Long Term
                                                                                                           Compensation
                                                                                                           -----------
                                                                               Annual Compensation          Securities
                                                                               -------------------          Underlying
Name and principal position                                         Year       Salary        Bonus              Options
---------------------------                                         ----      --------      --------         ------------
Paul Hickey, chairman of the board and                              2002      $120,000            --                --
 chief executive officer                                            2001      $120,000            --           500,000(1)
                                                                    2000      $120,000(2)         --           800,000

Stephen Flaherty, president                                         2002      $120,000      $100,000(3)             --
                                                                    2001      $120,000            --         1,020,000(4)
                                                                    2000      $120,000(5)         --                --

Michael Openshaw, chief financial officer,                          2002      $110,000      $ 10,000(3)        100,000(7)
 chief operating officer, secretary and treasurer (6)               2001      $ 73,333            --           220,000(8)

---------------
(1) As of December 31, 2002, 343,750 options were vested and the balance were forfeited.
(2) Includes $46,154 of deferred compensation.
(3) Represents stock bonus declared December 31, 2002, valued at $0.40 per share.
(4) As of December 31, 2002, 426,250 options were vested and 193,750 options were forfeited.
(5) Includes $6,769 of deferred compensation. (6) Mr. Openshaw joined us in April 2001.
(7) As of December 31, 2002, 18,750 options were vested and 31,245 options were forfeited.
(8) As of December 31, 2002, 151,250 options were vested and the balance were forfeited.

Options held by Named Executives

   The following tables provide information with respect to stock options granted during the fiscal year ended December 31, 2002 to each of the executives named in the summary compensation table above and the number and aggregate value of unexercised options held by those executives as of December 31, 2002. The per share exercise price of all options was equal to, or above, the estimated fair market value of a share of common stock on the date of grant. No options granted to any named executives have been exercised.

              Option Grants in Fiscal Year Ended December 31, 2002
                               (Individual Grants)


                                                    Number of
                                                   Securities        Percent of Total
                                                   Underlying       Options Granted to       Exercise   Expiration
Name                                                 Options     Employees in Fiscal Year     Price        Date
----                                               ----------    ------------------------    --------   ----------
Michael Openshaw ...............................     100,000                33%               $1.00     11/26/2007

   These options are earned quarterly over 2002 and 2003 based on us meeting specified revenue goals. Based on our 2002 revenues, out of 50,000 options that could have been earned during 2002, 18,750 options were actually earned and the balance of the 50,000 options were forfeited.

                           2002 Year-End Option Values


                                                    Number of Shares Underlying     Value of Unexercised In-
                                                            Unexercised                     the-Money
                                                    Options at Fiscal Year-End     Options At Fiscal Year-End
                                                                (#)                          ($)(1)
                                                    ---------------------------    ---------------------------
Name                                               Exercisable    Unexercisable    Exercisable   Unexercisable
----                                               -----------    -------------    -----------   -------------
Paul Hickey ....................................   1,143,750(2)         --             --              --
Stephen Flaherty ...............................     426,250(3)     400,000(4)         --              --
Michael Openshaw ...............................     170,000(3)      50,000(4)         --              --

---------------
(1) Based on a $0.70 closing price of our stock on the OTC Bulletin Board on December 31, 2002.
(2) Includes (i) 800,000 options with an exercise price of $1.10 per share and
    (ii) 343,750 options with an exercise price of $1 per share.
(3) These options have an exercise price of $1 per share. (4) Having an exercise price of $1 per share.

   None of the options referred to above had been exercised as of December 31, 2002.

Employment Agreements

   We have entered into employment agreements with our chief executive officer, Paul Hickey, and with our president, Stephen Flaherty. Mr. Hickey's agreement is for an initial three-year term ending on December 31, 2005. The agreement is automatically extended for successive one-year periods unless either party gives the other 180 days prior notice that it elects not to extend the agreement. Under the agreement, Mr. Hickey receives an annual base salary of $120,000, which may be increased in the sole discretion of the compensation committee, plus incentive compensation, which also is at the discretion of the compensation committee. We may terminate this agreement at any time for "cause". If we terminate the agreement without "cause", or if Mr. Hickey terminates the agreement for "good reason", including following a "change in control", he is entitled to a lump sum payment equal to two times the sum of (a) his then base salary and (b) the average cash incentive compensation over the immediately preceding three years. In addition, any stock options held by him will vest immediately. In the event of his death, we will continue to pay his base salary to his estate for 12 months. If we elect not to extend the employment agreement, or we terminate the agreement without "cause", or Mr. Hickey terminates the agreement for "good reason", we agreed to release Mr. Hickey from any obligations he may have to us at that time and any amounts we owe to him will become immediately due and payable. In addition, if Mr. Hickey is still a guarantor of any of our obligations, we must pay him, in a lump sum, an amount equal to his average annual compensation for the last three years. During the term of the agreement and for one year following its termination or expiration, Mr. Hickey is prohibited from competing with us so long as we have not terminated the agreement without cause or that he has not terminated the agreement for good reason.

   Under Mr. Flaherty's agreement, which terminates December 31, 2003, he is entitled to an annual base salary of $120,000. Either party may terminate the contract at any time for any reason on at least 30 days prior written notice. In the event we terminate the contract without "cause", all of his options become immediately exercisable. During the contract term and for one year following its termination or expiration, he is prohibited from soliciting our employees and customers and competing with us, provided we have not terminated the employment contract without cause. Under the contract, we will indemnify Mr. Flaherty to the maximum extent permitted by law, for all expenses incurred by him in connection with any proceedings brought or threatened upon him in connection with his service as our officer.

Compensation of Directors

   Our directors receive $500 for each board or committee meeting they attend and are not otherwise reimbursed for travel expenses.

Limitation of Directors' Liability and Indemnification

   Our articles of incorporation limit the liability of individual directors for specified breaches of their fiduciary duty. The effect of this provision is to eliminate the liability of directors for monetary damages arising out of their failure, through negligent or grossly negligent conduct, to satisfy their duty of care, which requires them to exercise informed business judgment. The liability of directors under the federal securities laws is not affected. A director may be liable for monetary damages only if a claimant can show receipt of financial benefit to which the director is not entitled, intentional infliction of harm on us or on our shareholders, a violation of section 16-10a-842 of the Utah Revised Business Corporation Act (dealing with unlawful distributions to shareholders effected by vote of directors), and any amended or successor provision thereto, or an intentional violation of criminal law.

   Our articles of incorporation also provide that we will indemnify each of our directors or officers, and their heirs, administrators, successors and assigns against any and all expenses, including amounts paid upon judgments, counsel fees, and amounts paid or to be paid in settlement before or after suit is commenced, actually and necessarily incurred by such persons in connection with the defense or settlement of any claim, action, suit or proceeding, in which they, or any of them are made parties, or which may be asserted against them or any of them by reason of being, or having been, directors or officers of the corporation, except in relation to such matters in which the director or officer is adjudged to be liable for his or her own negligence or misconduct in the performance of his or her duty.

   We have also entered into indemnification agreements with our directors and our senior executive officers. Under these agreements, we have agreed to indemnify each of them for all expenses, judgments, fines and settlement amounts they actually and reasonably incur in connection with any proceeding, actual or threatened, to which they are party, relating to any action taken by them or their failure to take any action in their capacity as an officer or director. We have also agreed to advance these expenses if they provide us with written affirmation of their good faith belief that they have met the standard of conduct required under the Utah Revised Business Corporation Act and other applicable law.

   Except as set forth in Item 12. "Certain Relationships and Related Party Transactions", there is no pending litigation or proceeding involving any of our directors, officers, employees or agents in which we are required or permitted to provide indemnification. We are also not aware of any other threatened litigation or proceeding that may result in a claim for such indemnification.

   Insofar as indemnification for liabilities arising under the Securities Act may be permitted for directors, officers or controlling persons under our articles of incorporation, we have been informed that, in the opinion of the SEC, indemnification is against public policy as expressed in the Securities Act and is unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth information regarding the beneficial ownership of our common stock as of March 28, 2003 by:

   o each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;

   o each of our directors;

   o each executive officer named in the summary compensation table above; and

   o all of our directors and executive officers as a group.

   Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the common stock owned by them. The individual stockholders have furnished all information concerning their respective beneficial ownership to us.


Name and address of                  Common Stock        Percent of Common Stock
beneficial owner (1)             Beneficially Owned(2)      Beneficially Owned
--------------------             ---------------------   -----------------------
Paul Hickey .................          4,503,599(3)                19.5%
Stephen Flaherty ............            676,260(4)                 3.0
Michael Openshaw ............            211,000(5)                   *
Brent Bingham ...............              8,000                      *
Brae Burbidge ...............                 10                      *
Lamond Woods ................                 20(6)                   *
Vicky Johnson ...............                  0                     --
Salzwedel Financial
  Communications, Inc. ......          1,400,000                    6.4
All directors and executive
  officers as a group (7
  persons) ..................          5,398,899(7)                22.8%

---------------
*  Less than 1%
(1) All addresses are c/o Q Comm International, Inc., 1145 South 1680 West, Orem, Utah 84058-4930.
(2) According to the rules and regulations of the SEC, shares that a person has a right to acquire within 60 days of the date of this report are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes 133,000 shares held by family members and an option to purchase 1,143,750 shares exercisable within 60 days of the date of this report.
(4) Includes 426,250 shares underlying options exercisable within 60 days of the date of this report.
(5) Includes 170,000 shares underlying options exercisable within 60 days of the date of this report.
(6) Includes 10 shares held by a family member.
(7) Includes 1,740,000 shares underlying options exercisable within 60 days of this report.

Securities Authorized for Issuance Under Equity Compensation Plans

   To attract and retain the personnel necessary for our success, in 2000 we adopted a stock option plan and reserved 2,000,000 shares of stock for future grants under that plan. Only employees are eligible for grants under this plan. In February 2003, we adopted, subject to stockholder approval, a new stock option plan, under which we may grant options covering up to 1,500,000 shares of common stock to our employees, directors and consultants. The compensation committee established by the board of directors administers both plans. In addition, each plan provides that the maximum term for options granted under the plan is 10 years and that the exercise price for the options may not be less than the fair market value of the common stock on the date of grant. Options granted to stockholders owning more than 10% of our outstanding common shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the common stock on the date of the grant. As of December 31, 2002, we issued options covering 1,296,570 shares of common stock under the 2000 stock option plan. These options have a weighted exercise price of $1.00. We have not yet granted any options under the 2003 stock option plan.

   In 2002, we entered into stock bonus agreements with two executives and two key employees. Under these agreements, we agreed to issue 500,000 shares of common stock to Steve Flaherty and 50,000 shares of common stock to each of Michael Openshaw, Chris Leonard and Bruce Siskonen. Each employee received 50% of his shares on or after January 31, 2003 and will receive the balance of the shares on June 30, 2004, if he is still employed by us on that date.

   The following table sets forth, as of December 31, 2002, information concerning our 2000 stock option plan, as well as information relating to other equity compensation plans that we have adopted.

                            Equity Compensation Plans

                                                                                                                       Number of
                                                                                   Number of                           securities
                                                                                 securities to        Weighted         remaining
                                                                                 be issued upon       average         available for
                                                                                  exercise of      exercise price    future issuance
                                                                                  outstanding      of outstanding     under equity
                                                                                  options and       options and       compensation
                                                                                   warrants           warrants           plans
                                                                               ----------------    --------------   ---------------
Equity compensation plans approved by
  stockholders (1).........................................................        1,296,570           $1.00             703,430
Equity compensation plans not approved by stockholders (2).................        2,361,585(4)        $1.08             325,000(4)
                                                                                   ---------           -----           ---------
 Total.....................................................................        3,658,155           $1.05           1,028,435
                                                                                   =========           =====           =========

---------------
(1) The 2000 stock option plan.
(2) Includes options granted to employees and consultants outside our stock option plan and stock bonus grants.
(3) Includes options covering 587,835 shares of common stock granted to consultants and options covering 1,773,750 shares of common stock granted to employees outside our stock option plan. The options granted to consultants vest immediately and are for terms that range from three to five years from the date of grant. The options granted to our employees expire at the end of five years from date of grant. All of the employees' options have vested with the exception of 400,000 options to which vesting is tied to future profitability of the Company.
(4) Stock bonus granted to four employees payable on June 30, 2004.

Item 12. Certain Relationships and Related Transactions

   As of January 1, 2003, we owed Paul Hickey, our principal stockholder and chief executive officer, an aggregate amount of $410,692, consisting of loans from him to cover cash shortfalls, past due lease payments, and deferred salary. This amount is reflected in a note that bears interest at 10%, which is less than Mr. Hickey's cost of funds, and which matures December 31, 2007. The note provides that we must pay Mr. Hickey $150,000 out of the proceeds of a public offering. Also, beginning one year after a public offering is completed, we are obligated to amortize the balance of the note over its remaining term.

   We have agreed to indemnify Paul Hickey against any and all costs, fees, expenses, damages and liabilities that he may incur in connection with the matter of Dallin Bagley v. Paul Hickey. In that lawsuit the plaintiff claims that he had a right to purchase 300,000 shares of our common stock from Mr. Hickey at a significant discount and that as a result of Mr. Hickey's breach of their agreement, he suffered damages in the amount of $400,000. Mr. Hickey contests the enforceability of the alleged agreement. A hearing is scheduled for March 31, 2003 at which time the court will consider plaintiff's motion for summary judgement. We indemnified Mr. Hickey because the plaintiff's allegations relate to a matter in which Mr. Hickey acted in the interest of Q Comm.

   Mr. Hickey has personally guaranteed the repayment of our indebtedness to the Utah Technology Funding Corporation in the original principal amount of $250,000 as well as the repayment of the $1.5 million aggregate principal amount of our 12% secured convertible debentures. Mr. Hickey has pledged his stock in Q Comm as collateral security for his guaranty of the repayment of the debentures. Mr. Hickey has also personally guaranteed customer chargebacks under our merchant agreement with First Security Bank. As discussed in Item 3. "Legal Proceedings", First Security Bank has brought a lawsuit claiming that it is owed approximately $175,000 relating to customer chargebacks.

   We have adopted a policy that the audit committee must review all transactions with any officer, director or 5% shareholder.

Item 13. Exhibits, List and Reports on Form 8-K

   (a) Exhibits:

Exhibit
  No.          Description
  ---          -----------
3.1(i)         Articles of Incorporation (1)

3.1(ii)        Articles of Amendment to Articles of Incorporation (1)

3.2            Bylaws (1)

4.1            Specimen Stock Certificate*

4.2            Form of Securities Purchase Agreement for the sale of the instruments described in exhibits 4.3 and 4.4 below.*

4.3            Form of 12% Secured Convertible Debenture due March 31, 2004*

4.4            Form of Common Stock Purchase Warrant expiring on March 31, 2008*

21             Subsidiary Schedule*

23             Consent of Auditors*

99.1           Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

99.2           Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

---------------
* Included as an exhibit herein.
(1) Incorporated by reference as an exhibit in the Company's Current Report on Form 8-K, filed on March 20, 2000.

   (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

Item 14. Control and Procedures

   (a) Evaluation of disclosures. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Report on Form 10-KSB, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of this disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiary) required to be included in our periodic SEC filings.

   (b) Changes in internal controls. There were no significant changes in internal controls or other factors that could significantly affect our internal controls subsequent to the date of our evaluation.

                                   SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Q Comm International, Inc.



                                   By:   /s/ Paul C. Hickey
                                       ------------------------------------
                                       Paul C. Hickey,
                                       Chief Executive Officer and Chairman
                                       of the Board of Directors

Date: March 31, 2003

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2003.

                   Signature                                 Title
                   ---------                                 -----
               /s/ Paul C. Hickey               Chief Executive Officer and Director
--------------------------------------------
                  Paul C. Hickey

            /s/  Michael K. Openshaw            Chief Financial Officer
--------------------------------------------
                Michael K. Openshaw

               /s/ Brae Burbidge                Director
--------------------------------------------
                  Brae Burbidge

                /s/ Lamond Woods                Director
--------------------------------------------
                   Lamond Woods

               /s/  Brent Bingham               Director
--------------------------------------------
                   Brent Bingham

               /s/  Vicky Johnson               Director
--------------------------------------------
                   Vicky Johnson

                                  CERTIFICATION


   I, Paul C. Hickey, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Q Comm International, Inc. (the "Company").

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of Company's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                   /s/ Paul C. Hickey
                                   ----------------------------
                                   Paul C. Hickey
                                   Chief Executive Officer

                                  CERTIFICATION


   I, Michael K. Openshaw, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Q Comm International, Inc. (the "Company").

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

     4. The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiary, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date:

     5. The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                   /s/ Michael K. Openshaw
                                   ----------------------------
                                   Michael K. Openshaw
                                   Chief Financial Officer

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                                    CONTENTS



                                                                            PAGE
                                                                            ----
--  Independent Auditors' Report ........................................    F-2

--  Consolidated Balance Sheet, at December 31, 2002 ....................    F-3

--  Consolidated Statements of Operations, for the years ended
    December 31, 2002
     and 2001 ...........................................................    F-4

--  Consolidated Statement of Stockholders' Equity (Deficit), for the
    years ended
     December 31, 2002 and 2001 .........................................    F-5

--  Consolidated Statements of Cash Flows, for the years ended
    December 31, 2002
     and 2001 ...........................................................    F-6

--  Notes to Consolidated Financial Statements ..........................    F-8

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
Orem, Utah

   We have audited the accompanying consolidated balance sheet of Q Comm International, Inc. and Subsidiary at December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the financial position of Q Comm International, Inc. and Subsidiary as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with generally accepted accounting principles in the United States of America.

   The financial statements referred to above have been prepared assuming Q Comm International, Inc. and Subsidiary will continue as a going concern. As discussed in Note 15 to the financial statements, Q Comm International Inc., has incurred significant losses in recent years and has current liabilities in excess of current assets, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 15. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
March 17, 2003, except for note 17, as to which the date is March 31, 2003

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET



                                                               December 31, 2002
                                                               -----------------
                           ASSETS
Current Assets:
 Cash in bank ..............................................      $   115,609
 Accounts receivable, net ..................................           51,699
 Inventory .................................................          165,491
 Deferred taxes ............................................          539,228
                                                                  -----------
   Total Current Assets ....................................          872,027
                                                                  -----------
Property & Equipment, net ..................................        1,035,502
Other Assets:
 Capitalized software development costs, net ...............        1,330,053
 Goodwill, net .............................................          144,580
 Deferred stock offering costs .............................           67,115
 Deposits ..................................................           24,074
                                                                  -----------
   Total Other Assets ......................................        1,565,822
                                                                  -----------
   Total Assets ............................................      $ 3,473,351
                                                                  ===========
       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
 Bank overdraft ............................................      $   595,544
 Accounts payable ..........................................        1,229,701
 Accrued expenses ..........................................          226,635
 Notes payable .............................................           31,350
 Convertible notes payable - current portion ...............           43,557
 Capital lease obligation - current portion ................            5,892
 Contingent liabilities ....................................          359,235
                                                                  -----------
   Total Current Liabilities ...............................        2,491,914
                                                                  -----------
Long-term Obligations:
 Convertible notes payable .................................          167,690
 Capital lease obligation ..................................           14,754
 Related party obligations .................................          410,692
 Deferred taxes ............................................          539,228
                                                                  -----------
   Total Long-term Obligations .............................        1,132,364
                                                                  -----------
   Total Liabilities .......................................        3,624,278
                                                                  -----------
Stockholders' Equity (Deficit):
 Common stock, $.001 par value, 50,000,000 shares
   authorized, 19,026,652 shares issued and outstanding ....           19,027
 Capital in excess of par value ............................        7,494,098
 Retained deficit ..........................................       (7,533,102)
                                                                  -----------
                                                                      (19,977)
 Less stock subscription receivable ........................         (130,950)
                                                                  -----------
   Total Stockholders' Equity (Deficit) ....................         (150,927)
                                                                  -----------
   Total Liabilities and Stockholders' Equity (Deficit) ....      $ 3,473,351
                                                                  ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the Years Ended
                                                               December 31,
                                                       -------------------------
                                                          2002           2001
                                                       -----------   -----------
Revenues ..........................................    $24,028,002   $16,359,504
Cost of Goods Sold ................................     17,611,023    11,649,760
                                                       -----------   -----------
Gross Profit ......................................      6,416,979     4,709,744
                                                       -----------   -----------
Operating Expenses:
 Commissions and fees .............................      5,880,793     4,089,066
 Selling expenses .................................        307,734       282,009
 General and administrative expenses ..............      1,175,982     1,157,364
 Depreciation and amortization ....................        258,076       158,672
 Research and development .........................             --       146,490
 Accrued litigation settlements ...................        200,000            --
 Non-cash compensation ............................        842,986       276,722
                                                       -----------   -----------
   Total Operating Expenses........................      8,665,571     6,110,323
                                                       -----------   -----------
Loss from Operations ..............................     (2,248,592)   (1,400,579)
                                                       -----------   -----------
Other Income (Expense):
 Other Income .....................................          3,950        11,119
 Interest and Other Expense .......................        (34,802)     (155,586)
 Loss on Disposal of Assets .......................        (18,121)       (5,170)
                                                       -----------   -----------
   Total Other Income (Expense)....................        (48,973)     (149,637)
                                                       -----------   -----------
Loss Before Income Taxes ..........................     (2,297,565)   (1,550,216)
Income Tax Expense ................................             --            --
                                                       -----------   -----------
Net Loss ..........................................    $(2,297,565)  $(1,550,216)
                                                       ===========   ===========
Basic Loss per Common Share .......................    $     (0.15)  $     (0.14)
                                                       ===========   ===========




  The accompanying notes are an integral part of these consolidated financial statements.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                 FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001



                                                                       Common Stock        Capital in       Stock
                                                                   --------------------     Excess of    Subscription     Retained
                                                                     Shares      Amount     Par Value     Receivable      Deficit
                                                                   ----------   -------    ----------    ------------   -----------
BALANCE, January 1, 2001.......................................     9,193,349   $ 9,193    $2,853,654     $      --     $(3,685,321)
Issuance of common stock for cash, at $.30 to $.70 per share,
  net of offering cost of $152,528.............................     2,100,951     2,101       698,899            --              --
Issuance of common stock for services, at $.25 to $.54 per
  share........................................................       955,934       956       149,475            --              --
Issuance of common stock upon conversion of debentures at $.30
  per share....................................................       196,918       197        58,878            --              --
Issuance of common stock for subscription receivable...........       385,715       386       134,614      (135,000)             --
Issuance of common stock upon exercise of warrants under
  cashless exercise option.....................................       256,852       257          (257)           --              --
Issuance of 1,895,334 options/warrants to purchase common
  shares at $.35 to $1.25 per share............................            --        --       199,010            --              --
Net loss for the year ended December 31, 2001..................                                                          (1,550,216)
                                                                   ----------   -------    ----------     ---------     -----------
BALANCE, December 31, 2001.....................................    13,089,719   $13,090    $4,094,273     $(135,000)    $(5,235,537)
                                                                   ----------   -------    ----------     ---------     -----------
Issuance of common stock for cash, at $.30 to $1.00 per share,
  net of offering cost of $149,116.............................     4,112,842     4,113     2,632,662            --              --
Issuance of common stock for services, at $.30 to $1.93 per
  share........................................................     2,148,849     2,149       667,852
Issuance of common stock upon exercise of warrants under
  cashless exercise option.....................................        75,242        75           (75)           --              --
Cancellation of common stock issued as collateral for a loan...      (400,000)     (400)          400            --              --
Issuance of 167,500 options/warrants to purchase common shares
  at $1.50 to $1.80 per share..................................            --        --        98,986            --              --
Cash received for subscription receivable......................            --        --            --         4,050              --
Net loss for the year ended December 31, 2002..................            --        --            --            --      (2,297,565)
                                                                   ----------   -------    ----------     ---------     -----------
BALANCE, December 31, 2002.....................................    19,026,652   $19,027    $7,494,098     $(130,950)    $(7,533,102)
                                                                   ==========   =======    ==========     =========     ===========



  The accompanying notes are an integral part of these consolidated financial statements.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          For the Years Ended
                                                              December 31,
                                                       -------------------------
                                                          2002           2001
                                                       -----------   -----------
Cash Flows from Operating Activities:
 Net loss .........................................    $(2,297,565)  $(1,550,216)
 Adjustments to reconcile net loss to net cash
   used by operating activities:
   Loss on disposal of property and equipment......         18,121         5,170
   Depreciation and amortization...................        258,076       158,672
   Non-cash compensation...........................        842,986       276,722
   Change in assets and liabilities:
    (Increase) decrease in accounts receivable ....        (22,386)      155,451
    Increase in inventory .........................       (142,982)      (22,509)
    Increase in other assets ......................        (20,516)         (820)
    Increase in accounts payable ..................        471,275       475,511
    Increase (decrease) in accrued liabilities ....        (26,633)      189,060
    Increase (decrease) in related party
       obligations ................................         (2,608)       78,771
    Increase in contingent liabilities ............        200,000            --
                                                       -----------   -----------
     Net Cash Used by Operating Activities ........       (722,232)     (234,188)
                                                       -----------   -----------
Cash Flows from Investing Activities:
 Purchase of property and equipment ...............       (573,428)     (549,362)
 Capitalized software development costs ...........       (814,748)     (632,742)
 Proceeds from sale of property and equipment .....         30,327            --
 Decrease in certificates of deposit ..............        100,000            --
                                                       -----------   -----------
     Net Cash Used by Investing Activities ........     (1,257,849)   (1,182,104)
                                                       -----------   -----------
Cash Flows from Financing Activities:
 Issuance of common stock .........................      2,636,775       701,000
 Cash received from subscription receivable .......          4,050            --
 Payment of stock offering costs ..................       (141,114)           --
 Net decrease in lines of credit ..................             --       (63,368)
 Proceeds from notes payable ......................             --       200,000
 Proceeds from convertible notes payable ..........             --       450,000
 Payment on notes payable .........................       (570,124)     (154,825)
 Payments on convertible notes payable ............       (237,900)           --
 Payments on capital lease obligation .............         (5,043)         (753)
 Increase in bank overdraft .......................        406,624       188,920
                                                       -----------   -----------
     Net Cash Provided by Financing Activities ....      2,093,268     1,320,974
                                                       -----------   -----------
Net Increase (Decrease) in Cash ...................        113,187       (95,318)
Cash, Beginning of Period .........................          2,422        97,740
                                                       -----------   -----------
Cash, End of Period ...............................    $   115,609   $     2,422
                                                       ===========   ===========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest expense................................    $     9,205   $    27,238
   Capitalized interest............................    $    73,710   $    26,632
   Income taxes....................................    $       100   $        --

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Continued)


Supplemental Schedule of Non-cash Investing and Financing Activities:


                      For the year ended December 31, 2002:

     The Company issued 1,823,849 shares of common stock to non-employees for services rendered valued at $689,117, including stock offering costs of $75,117.

     The Company issued 167,500 in options/warrants to purchase common stock valued at $98,986 in exchange for services.

     The Company issued 325,000 shares of common stock to employees with a value of $130,000.

     The Company issued 75,242 shares of common stock in cashless exercises of common stock options.

     The Company canceled 400,000 shares of common stock which had been issued as collateral for a loan.


                      For the year ended December 31, 2001:


     The Company issued 955,934 shares of common stock to non-employees for services rendered valued at $302,959, including stock offering costs of $152,528 and a reduction in accounts payable of $72,719.

     The Company issued 1,895,334 in options/warrants to purchase common stock valued at $199,010 in exchange for services.

     The Company issued 196,918 shares of common stock in conversion of $50,000 of convertible debentures along with accrued interest of $9,075.

     The Company issued 385,715 shares of common stock for a subscription receivable in the amount of $135,000.

     The Company issued 285,852 shares of common stock in a cashless exercise of a common stock option.

     The Company converted $63,446 in accrued interest payable to notes payable.

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

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Organization - Q Comm International, Inc. (the Company) was organized on February 7, 1986 as Four Rivers Development, Inc. This name was changed on August 3, 1998 to Q Comm International Inc. Substantially all operations are conducted through the Company's wholly owned subsidiary, Q Comm, Inc. The Company is headquartered in Orem, Utah. The Company's business involves purchasing and reselling prepaid telecommunication products through a proprietary electronic point-of-sale activation system. The Company provides its products to end users throughout the United States as well as Canada and Puerto Rico. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

   Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

   Accounts Receivable - Accounts receivable consists of trade receivables arising in the normal course of business. At December 31, 2002, the Company has established an allowance for doubtful accounts of approximately $24,600, which reflects the Company's best estimate of probable losses in the accounts receivable balance. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt for the years presented are insignificant.

   Inventory - Inventory consists of prepaid telecommunication products sold by the Company and is carried at the lower of cost or market value.

   Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of five years.

   Intangible Assets - During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company has classified its goodwill as an indefinite-life intangible asset and accordingly has stopped recording amortization.

   The Company capitalizes software development costs incurred to develop certain of the Company's new products and services in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS No. 142, the Company has recorded its software development costs as a definite-life intangible asset is amortizing these costs over the estimated useful life of the software of three years.

   The Company regularly reviews the carrying value of intangible assets. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the asset, the difference between the carrying amount and the value based on estimated cash flows is written off (see Notes 3 and 4).

   Revenue Recognition - The Company provides electronic delivery of prepaid telecommunication products through a variety of retail locations. Revenue is recognized at the time products are sold. Sales of the Company's products are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB
101) and Emerging Issues Task Force No. 99-19 (EITF 99-19). In the event of sales where the Company does not have ownership of the product sold and another entity has such risk and reward of product ownership and/or where certain other requirements of SAB 101 or EITF 99-19 are not met, the Company records revenues on a "net" basis.

   The Company also generates revenue from the sale or rental of terminals, minimum performance fees and sales of other products. These sales are recorded net of sales discounts and allowances.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

   Cost of Goods Sold - The cost of goods sold is primarily the cost of the prepaid telecommunication products sold at retail and transaction processing services paid to a third party. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries.

   Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options/warrants and convertible notes is dilutive (see Note 13).

   Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes (see Note 12).

   Research and Development - Research and development costs are for the purpose of new product development and are expensed as incurred.

   Advertising Costs - Advertising costs are expensed as incurred. Such costs amounted to $13,513 and $19,573 during the years ended December 31, 2002 and 2001, respectively.

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

   Reclassifications - Certain amounts in the financial statements for the year ended December 31, 2001 have been reclassified to conform to headings and classifications used in the December 31, 2002 financial statements.

   Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- And Amendment of FASB Statement 123" were recently issued. SFAS No. 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY & EQUIPMENT

   The following is a summary of property and equipment at December 31, 2002:

      Point of sale equipment............................    $1,134,961
      Office and computer equipment......................       140,349
                                                             ----------
      Total cost.........................................     1,275,310
      Accumulated depreciation...........................      (239,808)
                                                             ----------
      Property & equipment, net..........................    $1,035,502
                                                             ==========


   Depreciation expense for the years ended December 31, 2002 and 2001 was $137,161 and $113,704, respectively.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

   Included in the cost of property and equipment at December 31, 2002 is a deposit in the amount of approximately $520,000 for various components of point of sale equipment to be manufactured for the Company. The deposit will be offset against the cost of the equipment to the Company as the point of sale equipment is purchased.

NOTE 3 - GOODWILL

   At December 31, 2002, the Company had $144,580 in goodwill remaining from a purchase acquisition classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company completed its initial test of goodwill for impairment during the year ended December 31, 2002. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded during the year ended December 31, 2002.

   Previous to the adoption of SFAS No. 142 on January 1, 2002, the Company's goodwill was being amortized on a straight-line basis over the estimated useful life of five years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets". During the year ended December 31, 2001, the Company recorded amortization expense of $44,968.

   If SFAS No. 142 had been applied in all years presented, it would have the following effects:

                                                                    December 31,
                                                             -------------------------
                                                                2002          2001
                                                            -----------    -----------
      Net loss as reported ..............................   $(2,297,565)   $(1,550,216)
      Add amortization of assets no longer being
       amortized ........................................            --         44,968
                                                            -----------    -----------
      Adjusted net loss .................................   $(2,297,565)   $(1,505,248)
                                                            ===========    ===========


NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

   Information related to capitalized softwaredevelopment costs at December 31, 2002 is as follows:

      Capitalized software, beginning of year...........................    $  636,220
      Capitalized during the year.......................................       814,748
                                                                            ----------
      Capitalized software, end of year.................................     1,450,968
      Accumulated amortization..........................................      (120,915)
                                                                            ----------
      Capitalized software, net.........................................    $1,330,053
                                                                            ==========

   Of the balance at December 31, 2002, approximately $380,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000.

   During the year ended December 31, 2002, the Company completed its initial test of capitalized software development costs in accordance with SFAS No. 142. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. The project was placed in service during September 2002, and the Company began recording amortization expense. During the year ended December 31, 2002, the Company recorded amortization expense of $120,915.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

NOTE 5 - BANK OVERDRAFT

   The Company receives payment on substantially all its sale transactions through the automated clearinghouse system (ACH system) on either a daily or weekly basis. Once the payment has been received, the Company disburses funds via the ACH system for the cost of products sold and commissions according to the respective agreements, generally ranging from 1-4 days after funds are received. This timing difference between receipt of funds and payment of product costs and commissions creates an ongoing balance of available funds (float) in the Company's bank accounts. At December 31, 2002, the Company has utilized a portion of this available balance in the amount of $595,544, which created an overdraft in the Company's books and records while the balance on the bank's records was positive.

NOTE 6 - RELATED PARTY OBLIGATIONS

   At December 31, 2002 the Company owed its CEO a total of $410,692 consisting principally of unpaid equipment lease expenses, deferred salary, notes payable and accrued interest. In February 2003 the amounts were combined into a single note payable with interest at 10%, due the earlier of December 31, 2007 or upon a change in control of the Company or a sale or liquidation of the Company's assets. If the Company enters into a qualified financing (consisting of a transaction or series of related transactions in which the Company raises at least $4,000,000), i) a payment of $150,000 is due within three days of the financing; ii) accrued interest is due the last day of the 12th month following the financing; and iii) monthly payments in the amount required to fully amortize the remaining principal amount of the note and interest by December 31, 2007 will begin the last day of the 13th month following the financing. The entire balance of the note is reflected as a long-term liability as of December 31, 2002.

   During the years ended December 31, 2002 and 2001, the Company recorded interest expense on the original notes of $ 14,873 and $14,429, respectively.

NOTE 7 - LONG-TERM DEBT

CONVERTIBLE NOTES PAYABLE

   During November and December 2001, the Company borrowed a total of $250,000 in the form of a convertible note payable. The outstanding balance of the note may be converted into common stock at $1.25 per share after one year at the option of the holder. The note bears interest at 14% and requires monthly payments of $5,865 through November 2006. The note is secured by the Company's tangible and intangible assets, and the proceeds therefrom. In connection with the note, the Company issued warrants for the purchase of 150,000 shares of common stock at $1.25 per share, expiring 2008. These warrants were valued at $15,750 and recorded as interest expense. At December 31, 2002, the outstanding balance of the note was $211,247. In February 2003, the borrower agreed to subordinate its security interest related to the note in favor of certain investors who purchased the Company's convertible debentures (see Note 17). As consideration for this subordination of security interest, the Company decreased the exercise price of the warrants to $.75 per share. The effect of the decrease in the exercise price of the warrant was $2,490, which was recorded as interest expense in February, 2003.

NOTES PAYABLE

   During November 2000, the Company issued an unsecured note payable for $50,000 with interest at 12% and a due date of November 27, 2001. The due date was later extended to November 30, 2003. In connection with obtaining the note, the Company issued options to purchase 25,000 shares of common stock at $.60 per share expiring November 2003, with demand registration rights. The options were exercised during the year ended December 31, 2002. The balance of the note at December 31, 2002 was $31,350.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

   A summary of maturities of all long-term debt as of December 31, 2002 is as follows:

      2003...............................................    $ 74,907
      2004...............................................      49,980
      2005...............................................      57,514
      2006...............................................      60,196
                                                             --------
      Total..............................................     242,597
      Less current portion...............................     (74,907)
                                                             --------
      Long-term portion..................................    $167,690
                                                             ========


   At December 31, 2002, the total of $74,907 due in 2003 is reflected in the accompanying balance sheet as notes payable of $31,350 and convertible notes payable of $43,557.

NOTE 8 - LEASES

   During 2001, the Company entered into a capital lease for the purchase of certain computer equipment. The lease requires monthly payments of $820 through September 2005 and has an outstanding principal balance at December 31, 2002 of $20,646. The lease is collateralized by equipment with a remaining book value of approximately $19,600 at December 31, 2002. Depreciation expense of $5,285 and $1,506 was recognized on this equipment during the years ended December 31, 2002 and 2001, respectively.

   Total future minimum lease payments, including interest and other costs, are as follows:

      2003........................................................    $ 9,845
      2004........................................................      9,845
      2005........................................................      8,204
                                                                      -------
      Total.......................................................     27,894
      Less interest and other costs...............................     (7,248)
                                                                      -------
      Present value of future minimum lease payments..............     20,646
      Less current portion........................................     (5,892)
                                                                      -------
      Long-term portion...........................................    $14,754
                                                                      =======


   In January 2003, the Company entered into a capital lease for certain equipment (see Note 17).

   The Company leases office and warehouse space under an operating lease agreement dated November 22, 1999, with an original expiration date of December 31, 2001. In 2001, the Company exercised its option to renew the lease for an additional two years with base rents of $3,280 per month in 2002 and $3,400 in 2003. The Company's future minimum rental under this operating lease amounts to $40,800 at December 31, 2002.

NOTE 9 - LITIGATION AND CONTINGENCIES

   In 1999, the Company sold certain services to a third party who in turn sold these services to consumers. When the third party failed to deliver as anticipated, some of the consumers reversed the charges that had been made on their credit card accounts to purchase the services. These reversals were ultimately covered by charges made to the Company's merchant account with a bank, resulting in an overdraft of that account. The Company, under the agreement with the third party, is entitled to be reimbursed 50% of the amount of the charge-backs. During 2000, the bank filed suit claiming damages of $175,477. Management believes the bank reversed charges that should not have been reversed under the terms and conditions of the consumers' agreement and therefore disputes the bank's claim.

   At December 31, 2002, the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 300,000 shares of the Company's common stock at $.03 per share. The CEO

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY disputes the plaintiff's claim that this option is valid. Since the CEO's actions were for the benefit of the Company, the Board of Directors has agreed to indemnify the CEO by replacing his shares through the issuance of shares from treasury or otherwise compensate the CEO for any monetary loss if the plaintiff is successful in his claim.

   In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $130,950 at December 31, 2002.

   In December 2002, the Company granted a total of 650,000 shares of restricted common stock as a bonus payable to four executives and key employees. 325,000 of the shares are for past services and are distributable anytime after January 31, 2003 at the election of the employee. These 325,000 shares were valued at $130,000 and recorded as non-cash compensation in the accompanying statement of operations for the year ended December 31, 2002. The remaining 325,000 shares are issuable in June 2004 or upon a change in control of the company. The employee must remain in the continuous employment of the Company until the time the shares become issuable in order to receive them.

   The Company has recorded a contingent liability in connection with these matters.

NOTE 10 - CAPITAL STOCK

   A summary of common stock transactions for the years ended December 31, 2002 and 2001 is as follows:

Year Ended December 31, 2002

   The Company sold 4,087,842 shares of restricted common stock at prices ranging from $.30 to $1.00 per share through private placements for $2,621,775 in cash. Stock offering costs of $149,116 were recorded in connection with the sales, including 77,217 shares of restricted common stock valued at $75,117.

   The Company issued 25,000 shares of restricted common stock upon the exercise of common of stock options for $15,000 in cash.

   The Company issued 1,746,632 shares of restricted common stock for legal, consulting and investor relations services valued at $614,000, which is reported as non-cash compensation in the accompanying statement of operations.

   The Company granted a total of 325,000 shares of restricted common stock to four executives and key employees for services rendered during the year. The shares were valued at $130,000 and recorded as non-cash compensation in the accompanying statement of operations.

   The Company issued 75,242 shares of restricted common stock in a cashless exercise of common stock options. The underlying agreements were for a total of 154,445 common stock options with exercise prices ranging from $.40 to $1.00 per share.

   The Company canceled 400,000 shares of common stock that had been issued as collateral for a loan.

   The Company recorded $98,986 in non-cash compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) for the issuance of 167,500 options to non-employees to purchase common stock at $1.50 to $1.80 per share for consulting services.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

   Year Ended December 31, 2001

   The Company sold 1,386,666 shares of restricted common stock at $.30 per share through private placements for $416,000 in cash. Stock offering costs of $152,528 were recorded in connection with the sales, including 385,334 shares of restricted common stock valued at $128,868. In connection with the sales, the company issued warrants to purchase 1,253,333 shares of restricted common stock at an exercise price of $1.00 per share.

   The Company issued 1,100,000 shares of registered common stock upon the exercise of stock options at $.35 to $.70 per share for $285,000 in cash and $135,000 in a subscription receivable.

   The Company issued 570,600 shares of common stock (470,600 of which were restricted) for legal, consulting and investor relations services valued at $174,091, which is reported as non-cash compensation in the accompanying statement of operations.

   The Company issued 196,918 shares of restricted common stock upon the conversion of a $50,000 debenture at $.30 per share and related accrued interest of $9,075.

   The Company issued 256,852 shares of registered common stock in a cashless exercise of common stock options. The underlying agreement was for a total of 380,000 common stock options with an exercise price of $.35 per share.

   The Company recorded $199,010, including $23,660 in stock offering costs, in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123) for the issuance of 126,356 options to non-employees to purchase common stock at $.35 to $1.25 per share for consulting services, legal services, extension of notes payable and upon issuance of notes payable.

   At December 31, 2002 the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 300,000 shares of the Company's common stock at $.03 per share. (See Note 9).

   On February 7, 2003, the Company's Board of Directors authorized the sale of convertible notes and debentures, warrants and stock to raise additional capital as well as the filing of a registration statement with the Commission for an underwritten public offering of stock and warrants by the Company. The Board of Directors also authorized the establishment of the Company's 2003 Stock Option Plan. (See Note 17).

NOTE 11 - STOCK OPTIONS AND WARRANTS

   A summary of the status of options granted to employees at December 31, 2002 and 2001, and changes during the years then ended are as follows:


                                                                            2002                            2001
                                                                ----------------------------    ----------------------------
                                                                            Weighted Average                Weighted Average
                                                                 Shares      Exercise Price      Shares      Exercise Price
                                                               ---------    ----------------    ---------   ----------------
Outstanding at beginning of year ...........................   3,790,000          $1.08         1,655,000         $1.34
Granted ....................................................     325,000          $1.00         3,020,000         $1.02
Exercised ..................................................          --          $  --                --         $  --
Forfeited ..................................................     390,000          $1.12           264,000         $1.44
Expired ....................................................     654,684          $1.00           621,000         $1.60
                                                               ---------          -----         ---------         -----
Outstanding at end of year .................................   3,070,316          $1.03         3,790,000         $1.03
                                                               =========                        =========
Exercisable at end of year .................................   1,030,000          $1.08         1,030,000         $1.08
Weighted average fair value of options granted .............     325,000          $ .57         3,020,000         $ .69

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

   A summary of the status of stock options outstanding to employees of the Company at December 31, 2002 is presented below:

                                                              Options Outstanding                         Options Exercisable
                                               --------------------------------------------------    ------------------------------
                  Range of                                   Weighted Average    Weighted Average                  Weighted Average
                  Exercise                       Number          Remaining           Exercise          Number          Exercise
                   Prices                      Outstanding   Contractual Life          Price         Exercisable         Price
-------------------------------------------    -----------   ----------------    ----------------    -----------   ----------------
                   $1.00                          268,750        4.9 years             $1.00                 --          $  --
                   $1.00                        1,971,566        3.7 years             $1.00            200,000          $1.00
               $1.00 - $1.10                      830,000        2.4 years             $1.10            830,000          $1.10
                                                ---------                                             ---------
                                                3,070,316                                             1,030,000
                                                =========                                             =========

   The Company has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the stock option plans or other agreements. Had compensation cost for the Company's stock option plan and agreements been determined based on the fair value at the grant date for awards in 2002 and 2001 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been increased to the pro forma amounts indicated below:

                                                                  2002          2001
                                                              -----------    -----------
      Net Income                 As reported ..............   $(2,297,565)   $(1,550,216)
                                 Pro forma ................   $(2,698,369)   $(2,258,918)
      Basic earnings per share   As reported ..............   $      (.15)   $      (.14)
                                 Pro forma ................   $      (.17)   $      (.21)

   The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2002 and 2001: expected dividend yields of zero, expected life of 5 years, expected volatility of 140%, and risk-free interest rates of 3.1% and 4.6%, respectively.

   At December 31, 2002, the Company had outstanding options and warrants to purchase 2,086,167 shares of common stock that were issued to non-employees under various agreements with exercise prices ranging from $.40 to $1.80 per share, expiring between August 2003 and November 2008. During the year ended December 31, 2002, the Company issued options and warrants to purchase 167,500 shares of common stock to non-employees at prices ranging from $1.50 to $1.80 per share. During the year ended December 31, 2002, options and warrants to purchase 179,445 shares of common stock were exercised by non-employees at prices ranging from $.40 to $1.00 per share and options and warrants to purchase 475,271 shares of common stock expired.

NOTE 12 - INCOME TAXES

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No.
109). SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available net operating loss or tax credit carryforwards. At December 31, 2002, the total of all deferred tax assets was approximately $2,823,000 and the total of the deferred tax liabilities was approximately $539,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $2,284,000 and $1,440,000 at December 31, 2002 and 2001, respectively. The change in the valuation allowance for the year ended December 31, 2001 was approximately $844,000.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

   The Company had available at December 31, 2002, net operating loss carryforwards of approximately $7,234,000, which may be applied against future taxable income and which expire in various years through 2022.

   The components of income tax expense from continuing operations for the years ended December 31, 2002 and 2001 consist of the following:

                                                                  2002         2001
                                                              -----------    ---------
      Current income tax expense:
      Federal .............................................   $        --    $      --
      State ...............................................            --           --
                                                              -----------    ---------
      Current tax expense .................................   $        --    $      --
                                                              -----------    ---------
      Deferred tax expense (benefit) arising from:
      Excess of tax over financial accounting depreciation    $   235,438    $ 303,790
      Deferred compensation ...............................       (69,378)     (35,172)
      Net operating loss carryforwards ....................    (1,000,330)    (780,189)
      Valuation allowance .................................       843,647      522,563
      Other ...............................................        (9,377)     (10,992)
                                                              -----------    ---------
      Net deferred tax expense ............................   $        --    $      --
                                                              ===========    =========


   Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

   A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                                         2002    2001
                                                                        -----    -----
      Computed at the expected statutory rate .......................    34.0%    34.0%
      State and local income taxes, net of federal benefit ..........     3.3      3.3
      Valuation allowance ...........................................   (36.7)   (33.7)
      Compensation due to issuance of options/warrants ..............    (2.2)    (4.2)
      Other .........................................................     1.6       .6
                                                                        -----    -----
      Income tax expense ............................................      --%      --%
                                                                        =====    =====


   The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset and liability at December 31, 2002:

      Deferred tax asset:
      Net operating loss carryforwards..................................    $ 2,698,179
      Deferred compensation and other...................................        124,919
                                                                            -----------
         Total deferred tax asset.......................................      2,823,098
      Valuation Allowance ..............................................    $(2,283,870)
                                                                            -----------
         Net deferred tax asset ........................................    $   539,288
                                                                            ===========
      Deferred tax liability:
      Excess of tax over financial accounting depreciation..............    $   539,288
                                                                            ===========

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

NOTE 13 - LOSS PER SHARE

   The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the years presented:

                                                                For the Years Ended
                                                                    December 31,
                                                             -------------------------
                                                                2002          2001
                                                            -----------    -----------
      Loss from continuing operations available to
       common shareholders (numerator) ..................   $(2,297,565)   $(1,550,216)
      Weighted average number of common shares
       outstanding during the year used in per share
       calculations (denominator) .......................    15,419,624     10,914,842



   Because the Company incurred losses for the years ended December 31, 2002 and 2001, the effect of options/warrants and convertible notes totaling 5,367,730 and 7,294,867 equivalent shares, respectively, has been excluded from the loss per share computation since its impact would be antidilutive.

NOTE 14 - SIGNIFICANT CUSTOMERS

   The Company has three significant customers that accounted for 29.7%, 27.6% and 13.4% of revenues for the year ended December 31, 2002.

NOTE 15 - GOING CONCERN

   The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to raise additional funds through debt and/or equity offerings (see Note 17) and substantially increase sales. There is no assurance that the Company will be successful in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 16 - EMPLOYMENT AGREEMENTS

   The Company has an employment agreement with its CEO, which expires on December 31, 2005. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the CEO terminates the agreement for good reason, the CEO is entitled to a lump sum payment equal to the sum of two times his annual salary plus the average cash incentive pay received over the previous three years. In addition, any stock options would vest immediately. If the agreement is terminated by the Company without cause or if the CEO terminates the agreement for good reason, or if the Company does not extend the agreement beyond its original expiration date, the CEO will be released from any obligations he has with the Company and any amounts due from the Company will be immediately due and payable (see Note 6).

   The Company has also entered into an employment agreement with its president, which expires on December 31, 2003. If the Company terminates the agreement without cause, any outstanding options of the president will immediately vest and be exercisable. The Company has agreed to indemnify the president for all expenses he incurred by him in connection with his employment as an officer of the Company.

NOTE 17 - SUBSEQUENT EVENTS

   In January 2003, the Company sold 50,000 shares of restricted common stock through a private placement for $20,000.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

   In January 2003, the Company entered into a capital lease for certain computer equipment items. The amount of the lease is $66,992 and requires monthly payments of $2,842 through January 2006.

   On February 7, 2003, the Company's Board of Directors approved the company's 2003 Stock Option Plan, providing for the issuance to directors, officers, employees, and consultants of the Company incentive and non-qualified stock options to purchase up to 1,500,000 shares of common stock.

   In January 2003, the Company issued a 12% unsecured convertible note with a principal amount of $200,000, due February 28, 2004. The Company also issued 363,636 shares of restricted common stock, which were valued at $145,454 or $.40 per share, the value of similar restricted common shares sold for cash, and will be recorded as interest expense over the term of the note. The note may be converted into common stock at the option of the holder at $.55 per share.

   In February and March 31, 2003, the Company received commitments to purchase
(a) $1.5 million aggregate principal amount of 12% secured convertible debentures due March 31, 2004, (b) 2,538,465 shares of restricted common stock and warrants to purchase 2,538,465 shares of common stock. As of March 31, 2003, $1,250,000 from the sale of these securities had been received. The balance is expected to fund by April 15, 2003.

   The debentures are secured by a lien on all of the Company's assets. The Company is required to transfer $1.725 million out of the proceeds of any financing in excess of $5 million (a "Qualified Financing") to an escrow agent as collateral security for the repayment of the debentures, at which time the interest rate on the debentures will be reduced to the prime rate, currently 4.25%. The debenture holders may demand prepayment of the debentures at any time after a Qualified Financing is completed. The Company may prepay the debentures beginning December 31, 2003, but only after giving the holders 90 days written notice. Alternatively, the Company has the right to prepay the debentures at any time by paying a 35% premium. The debenture holders can elect to convert them at any time into shares of common stock. The conversion price is the lower of the price of a share of common stock as determined in connection with the proposed public offering described below or $0.65 per share. The exercise price of the warrants is 150% of the conversion price of the debentures. The exercise price and the number of shares covered by the warrant will be adjusted in the case of stock splits, stock combinations, stock dividends, mergers and consolidations and stock issuances at a discount to the market price of the stock. The warrants have a term of five years. The common stock and warrants issued in connection with the debentures (assuming the full $1.5 million of debentures are sold) were valued at their relative fair values of $818,442 and $681,558, respectively, for a total discount of $1,500,000 against the debentures, which will be amortized as interest expense over the term of the debentures.

   The 2,538,465 restricted common shares were valued at $1,015,386, or $.40 per share, the value of similar restricted common shares sold for cash. The 2,538,465 warrants were valued at $845,562 using the Black-Scholes pricing model and the following assumptions: $.975 exercise price, $.40 underlying stock price, 140% volatility, five year expected life, 2.9% risk free interest rate and expected dividend yield of zero.

   On February 7, 2003, the Company's Board of Directors approved the filing by the Company with the Securities and Exchange Commission of a registration statement on form SB-2 registering the sale by the Company of up to $10,000,000 worth of the Company's common stock and warrants. While the Company expects that the registration statement will be filed either at the end of the first quarter or the beginning of the second quarter of 2003, there is no assurance that a registration statement will be filed or that, if filed, the Company will successfully complete the offering.

   In connection with its authorization of the filing of a registration statement, the Company's Board of Directors also authorized, subject to stockholder approval, a reverse split of the Company's common stock. The stockholders will be asked to authorize the Board to determine, in its sole discretion, the precise ratio of the split and the timing thereof.