Form 10QSB
period 2003-03-31
Q COMM INTERNATIONAL INC
filed 2003-05-15
CIK 1102901

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                ----------------



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003



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

As of May 12, 2003, there were 21,615,116 shares of common stock outstanding, including 363,636 unissued shares, which were issuable as of March 31, 2003.

Transitional Small Business Disclosure Format. Yes |_| No |X|



===============================================================================

                               TABLE OF CONTENTS

                               FORM 10-QSB REPORT

                                 March 31, 2003
                                                                           PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Interim condensed financial statements
                  (unaudited)                                                2

         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                          2

         Item 3.  Controls and Procedures                                    8

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                           9

         Item 2. Changes in Securities and Use of Proceeds                   9

         Item 6. Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                                  10

Part I

Item 1. Financial Statements

The financial statements of the Company required by this item are set forth beginning on page F-1 and are incorporated herein by reference.

Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

   The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with the Company's consolidated condensed financial statements and related notes that are included herein.

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

   The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The new Qxpress system can support the sale of a broad range of prepaid products in electronic format from a single terminal placed in convenience stores and other retail establishments. Using an appropriately enabled Qxpress 200 terminal, a retail merchant can sell wireless telephone time, wireline long distance service or other telephone products, add credit to a prepaid credit card, facilitate cash transfers or sell other prepaid products. In general, the prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add telephone time or credit card credit by calling the provider of the product or to transfer cash by providing the PIN to the recipient. The consumer pays for the product by paying the retail establishment in which the terminal is located. Revenue from these purchases is split among the retail merchant, the broker that placed the terminal with the retail merchant, Q Comm and the provider of the prepaid product.

   Transaction processing and information management services are used by many different businesses in a variety of contexts. For example, credit card companies are significant users of these services for post-paid transactions. Our system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. Telecommunication carriers, such as Verizon, Cingular, T Mobile and AT&T sell their prepaid wireless services either directly or through distributors who purchase these products at rates significantly lower than those that could be obtained by individual consumers and small businesses. These distributors often purchase prepaid telecommunication products from different carriers, then resell these products in smaller quantities to their established networks of retail outlets, such as convenience stores, check cashing stores, newsstands, grocery stores and discount stores. Qxpress can also be used to sell and reload prepaid credit cards and we anticipate that it will be able to accommodate money transfer services by the end of May 2003.

   Our principal source of revenue has been the resale of prepaid telecommunication products that we purchase from suppliers of wireless, long distance and other products or from distributors who purchase these products from suppliers. The table below illustrates the revenues we derived from our principal products and the percentage of total revenues represented by this amount:


                                                                        Period ended March 31,
                                                         ----------------------------------------------------
                                                                   2003                        2002
                                                         ------------------------    ------------------------
                                                           Amount      Percentage      Amount      Percentage
                                                        -----------    ----------    -----------   ----------
Wireless ............................................   $5,568,540         96.9%     $5,663,594        90.3%
Long distance .......................................       97,426          1.7         315,939         5.0
Home dial tone ......................................        4,618           .1         136,610         2.2
Other ...............................................       76,455          1.3         159,450         2.5
                                                        -----------       -----      -----------      -----
 Totals .............................................   $5,747,039        100.0%     $6,275,593       100.0%
                                                        ===========       =====      ===========      =====


   Historically, our results of operations have been characterized by relatively high revenues but relatively low gross profits. As a reseller of prepaid telecommunication products, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. Our gross profit margin was approximately 25.0% in 2003 and 25.8% in 2002. However, after further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), our margins were approximately 2.4% in 2003 and 2.5% in 2002. Because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

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

   Substantially all of our revenues are collected through automated clearing house, or ACH, transactions initiated by us within 72 hours of the sale of the product. In an ACH transaction, funds are electronically transferred from the merchants' accounts to our accounts. As a result, we have virtually no receivables from retailers and we do not have expenses associated with billing and collection. The brokers through whom we distribute our system are responsible for any unpaid ACH transactions from retailers so we experience virtually no bad debt expense. We expect that license fees to be earned under our service bureau model will be collected in essentially the same manner. However, we may generate receivables from sales of terminals and from consulting services provided to assist customers in setting up and operating data centers.

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

   In the first quarter of 2003 we entered into a number of financing transactions involving the sale of investment units consisting of convertible debt, stock and warrants. The value of the stock and warrants issued in these transaction was determined to be in excess of $1.6 million, which will be amortized over the lives of the debt instruments, generally 12 months. As a result we will have significant interest expense for 2003, only a small portion of which was recorded in the first quarter.

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

   Income taxes

   At March 31, 2003, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $8 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. However, our ability to offset our accumulated net operating loss against future taxable income may cause our future reported earnings and profitability to be greater than they would be if fully taxable.

Results of Operations

   The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

                                                                          Period ended
                                                                            March 31,
                                                                          -------------
                                                                         2003        2002
                                                                        -----       -----
      Revenues ......................................................   100.0%      100.0%
      Cost of goods sold ............................................    75.0%       74.2%
      Gross profit ..................................................    25.0%       25.8%
      Commissions and fees ..........................................    22.6%       23.3%
      Selling expenses ..............................................     1.6%        1.0%
      General and administrative expenses ...........................     8.9%        3.8%
      Depreciation and amortization .................................     2.8%        0.5%
      Non-cash compensation .........................................     0.4%          -
      Loss from operations ..........................................   -11.2%       -2.8%
      Other income (expense) - net ..................................    -2.2%       -0.2%
      Net loss ......................................................   -13.4%       -3.0%


Periods ended March 31, 2003 and 2002

   Revenues. Revenues for 2003 were $5.75 million compared to $6.28 million for 2002, a decrease of $530,000, or 8.4%. This decrease is due to the loss of a significant customer in the third quarter of 2002 and the delay in introducing the Qxpress 200 terminal. The revenues from these terminals were not sufficient to offset the revenues lost from the significant customer. In April 2003, we ordered 1500 new Qxpress 200 terminals, of which approximately 300 were deployed by May 10, 2003. The balance are expected to be deployed before June 30,2003. We expect these new terminals to begin generating additional revenue immediatey.

   Cost of goods sold. Cost of goods sold for 2003 was $4.31 million compared to $4.66 million for 2002, a decrease of $350,000, or 7.5%. The majority of the decrease is due to decrease in revenues during the period. As a percentage of revenues, cost of goods sold in 2003 was 75.0% compared to 74.2% in 2002. This increase is attributable to the fact that some of our newer wireless products carry lower discounts. This increase was offset by a decrease in commissions and fees, as we were able to pass on this lower discount to brokers and retailers in the form of lower commissions.

   Gross profit. Gross profit for 2003 was $1.44 million compared to $1.62 million for 2002, a decrease of $178,000, or 11.0%. Gross margin was 25.0% in 2003 compared to 25.8% in 2002. As discussed above, this decrease is attributable to lower discounts offered by our suppliers, which translates into higher costs for us. In the future, we expect our gross margin to fluctuate as our product mix changes and as discount rates offered by carriers change. Gross margin will also be influenced by the relative growth experienced in our two business models, the traditional broker model and the service bureau model.

   Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for 2003 were $1.30 million compared to $1.46 million for 2002, a decrease of $163,000, or 11.1%. As a percentage of revenues, these expenses decreased to 22.6% in 2003 from 23.3% in 2002. This decrease reflects the fact that we successfully reduced the commissions we pay to brokers as a result of a lower discounts we received from our suppliers. A component of commissions and fees is transaction processing fees paid to a third party. These fees were approximately $48,000 in 2003 compared to $58,000 in 2002. These fees have been consistently in the range of 1% of gross revenues. Since most of our revenue growth will come from transactions generated by the new Qxpress 200 terminal, these expenses are not expected to increase from their current level in terms of absolute dollars and will likely decrease as existing customers are transitioned to our new terminal.

   Selling expenses. Selling expenses for 2003 were $94,000 compared to $64,000 in 2002, an increase of $30,000, or 46.5%. The increase is due to higher travel expenses, reflecting the sales efforts associated with building an expanded network for the selling and distribution of our products, and to the cost of a new employee added to our sales force in 2003. As a percentage of revenues, selling expenses increased to 1.6% in 2003 from 1.0% in 2002.

   General and administrative. General and administrative expenses in 2003 were $511,000 compared to $241,000 in 2002, for an increase of $270,000, or 111.9%.
The increase can be primarily attributed to two factors. First, we recorded a consulting expense of $150,000 in 2003 related to financial advisory business development services. We do not expect to incur similar expenses during future periods. Second, our general and administrative salaries and benefits were approximately $75,000 higher in 2003 than 2002. This increase is not due to higher gross salaries paid but to lower salaries eligible to be capitalized as software development in 2003. As previously noted, we placed our data center in service in September 2002. While we are still developing new applications for our system and some of the salaries of software engineers are capitalized, this amount is lower in 2003 and we expect that trend to continue in future periods.

   Depreciation and amortization. Depreciation and amortization expenses for 2003 were $159,000, compared to $29,000 for 2002. This increase is attributable primarily to the amortization of software development costs, which began in the fourth quarter of 2002. The amount amortized in 2003, $121,000, explains most of the increase. As we continue to amortize software development costs and we increase significantly the number of Qxpress 200 units in use, we expect depreciation and amortization expenses to increase in the future.

   Non-cash compensation. In December 2002, we granted a bonus payable in stock to four executives and key employees. Of the total grant of 650,000 shares, 50% of those were for past services and accrued as expense in 2002. The other 50% is payable in June 2004 provided that the employee has been continuously employed by us. We accrued $21,666 toward this future issuance of stock in the first quarter of 2003. No expenses of this nature were recorded in 2002.

   Loss from operations. Loss from operations for 2003 was $645,000 compared to $179,000 for 2002. This increase is attributable to factors discussed above, specifically (i) lower revenues, (ii) higher general and administrative expenses resulting from an increase in consulting expenses and a decrease in capitalized salaries and benefits, (iii) higher depreciation and amortization expenses, (iv) an increase in selling expenses, and (v) non-cash compensation recorded in 2003. We expect our investment in an expanded distribution network to result in significantly higher revenues in the future while our ongoing operating expenses, other than commissions and fees, to increase by a smaller percentage. We believe these factors will contribute to continuing improvement in the results from operations in the foreseeable future.

   Other expense -- net. Other income and expense consists primarily of interest income and expense. Net other expense for 2003 and 2002 was $127,000 and $9,000, respectively. The increase in net other expense is the result of more interest expense related to the convertible note and debentures we sold in 2003. Approximately $90,000 of this amount is from the amortization of discount on these debt instruments and therefore does not represent an amount to be paid in cash.

   Income tax expense. At March 31, 2003 we had operating loss carryforwards of approximately $8 million that may be applied against future taxable income in years through 2023. The loss carryforwards and other items result in net deferred tax asset of approximately $2.6 million. The amount of and ultimate realization of the benefits from this deferred tax asset for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax asset, at year-end we established a valuation allowance equal to the net deferred tax asset and no income tax benefit from our operating loss has been recognized for any of the periods presented.

   Net loss. Net loss for 2003 was $772,500 compared to $188,000 for 2002. The increased net loss is attributable to the foregoing factors.

Liquidity and Capital Resources

   Historically, we have financed our working capital requirements through cash flow from operations, the sale of shares of our common stock, proceeds from short-term bank borrowings, and proceeds from the sale of convertible debentures and notes. Since the end of 2001, we have not had any working capital credit facility.

   Since January 1, 2003 we have raised $1.72 million by selling stock, warrants and convertible debt instruments. All but $250,000 of this amount was received by March 31, 2003. The remaining amount was received in April, 2003. Our 12% unsecured convertible note in the principal amount of $200,000 is due and payable on February 28, 2004. Our 12% secured convertible debentures in the aggregate principal amount of $1.5 million are due and payable March 31, 2004. The interest rate on the debentures is reduced to the prime rate once we cash collateralize the debt by transferring $1.725 million to an escrow account. We will continue to seek to raise additional capital through the sale of equity, debt and convertible securities.

   As of March 31, 2003, we had a working capital deficit of approximately
$1.3 million. Our working capital deficit takes into account a $359,000 reserve for contingent liabilities arising in connection with lawsuits in which we are either a defendant or have agreed to indemnify a defendant.

   For the period ended March 31, 2003, net cash used by operating activities was $217,000. The primary components of our operating cash flows are our net loss, increase in accounts payable, depreciation and amortization, and increases in inventory and accounts receivable.

   Capital expenditures include capitalized software development costs and purchase of property and equipment. For the period ended March 31, 2003, capitalized software development costs were $168,000 and purchases of property and equipment were $210,000. We expect that capital expenditures will increase significantly in future periods of 2003 as we place more terminals in service.

   For the period ended March 31, 2003, net cash provided by financing activities was $1,047,000. Net cash provided by financing activities primarily reflects sales of common stock and convertible debt as well as repayments of existing indebtedness.

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

Recent Accounting Pronouncement

   Statement of Financial Accounting Standards ("SFAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - And Amendment of FASB Statement 123" were recently issued. SFAS No. 146, 147 and 148 have no current applicability to us or their effect on our financial statements are not significant.

Item 3.  Controls And Procedures

a) Evaluation of Disclosure. We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in the reports we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the rules of the SEC. Within 90 days prior to the filing of this Report on Form 10-QSB, we carried out an evaluation, under the supervision and participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the design and operation of this disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including our consolidated subsidiary) required to be included in our periodic SEC filings.

b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II

Item 1. Legal Proceedings

   As of May 1, 2003, we are not a party to any legal proceedings, except as set forth below.

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

   In January 2002, we filed a lawsuit against an individual for non-payment of funds owed relating to the purchase of common stock. We have been awarded summary judgment in the amount of $135,000, of which $115,000 remained uncollected at March 31, 2003.

   We have agreed to indemnify our chief executive officer, Paul Hickey, against any and all costs, fees, expenses, damages and liabilities that he may incur in connection with the matter of Dallin Bagley v. Paul Hickey, filed on October 22, 2001 and pending in the Third District Court in Salt Lake County, Utah. We indemnified Mr. Hickey because the plaintiff's allegations relate to a matter in which Mr. Hickey acted in the interests of Q Comm. In that lawsuit the plaintiff claims that he had a right to purchase 20,000 shares of our common stock from Mr. Hickey, individually, at a significant discount and that as a result of Mr. Hickey's breach of their agreement, he suffered damages in the amount of $400,000. Mr. Hickey contests the enforceability of the alleged agreement. On March 31, 2003, at a hearing, the court granted summary judgment to the plaintiff on his motion and denied Mr. Hickey's motion to amend his response and to file a counterclaim. Mr. Hickey is currently in the process of appealing this decision.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

   Since January 1, 2003, we have entered into the following financing transactions:

   (a) We sold 50,000 shares of common stock to a single investor for $20,000 in cash.

   (b) We sold a 12% unsecured convertible note in the principal amount of $200,000 and 363,636 shares of common stock for an aggregate purchase price of $200,000. The entire principal amount of the note and all accrued interest is due and payable on February 28, 2004. The holder of the note may elect at any time to convert all or a portion of the principal amount of the note into shares of common stock. The conversion price is $0.55 per share. If the holder exercises this right, the note would be converted into 363,636 shares of common stock. We agreed to register for resale the 363,636 shares issued at closing by August 15, 2003.

   (c) We sold (a) $1.5 million aggregate principal amount of our 12% secured convertible debentures due March 31, 2004, (b) 2,538,465 shares of common stock and (c) warrants to purchase 2,538,465 shares of common stock. The gross proceeds to us from the sale of all of these securities was $1.5 million.

   The debentures are secured by a lien on all of our assets. We are required to transfer $1.725 million out of the proceeds of a registered public offering to an escrow agent as collateral security for the repayment of the debentures, at which time the interest rate on the debentures will be reduced to the prime rate, currently 4.25%. The debenture holders may demand prepayment of the debentures at any time after a public offering is completed. We may prepay the debentures beginning December 31, 2003, but only after giving the holders 90 days written notice. Alternatively, we have the right to prepay the debentures at any time, by paying a 35% premium. The debenture holders can elect to convert them at any time into shares of common stock. The conversion price is the lower of the price of a share of our stock at the time we complete a public offering or $0.65 per share. Based on the May 12, 2003 closing price of $0.48 per share, the debentures are convertible into 3,125,000 shares of common stock. The exercise price of the warrants is 150% of the conversion price of the debentures. The exercise price and the number of shares covered by the warrant will be adjusted in the case of stock splits, stock combinations, stock dividends, mergers and consolidations and stock issuances at a discount to the market price of the stock. The warrants have a term of five years.

   We are obligated to register for resale the shares issued in connection with the convertible debentures as well as shares underlying those debentures and the shares underlying the warrants issued in connection with the debentures. We are required to file a registration statement by July 15, 2003. If the resale registration statement is not filed timely or is not effective within 120 days of filing, then we are required to pay to the debenture holders 3% of the aggregate principal amount, or $45,000, per month as a penalty.

   Under the terms of the agreement under which we sold the debentures, we are prohibited from selling stock or other securities convertible into stock in transactions, other than underwritten public offerings, at prices below the market price in order to raise cash. This restriction terminates on the earlier of the day on which either none of the debentures are outstanding or there is an effective registration statement covering the sale of the shares issued in connection with the debentures, the shares that would be issued when the debenture holders exercise their conversion rights and the shares that would be issued when the debenture holders exercise their warrants.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

   Exhibit No.        Description

      99.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission on the date hereof.

      99.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002, filed with the Securities and Exchange Commission on the date hereof.

b. Reports on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Q Comm International, Inc
                                     (Registrant)

Date: May 15, 2003                   /s/ Paul Hickey
                                     ---------------
                                     Paul Hickey
                                     Chief Executive Officer

Date: May 15, 2003                   /s/ Michael Openshaw
                                     --------------------
                                     Michael Openshaw
                                     Chief Financial Officer
                                     (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Paul Hickey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Q Comm International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
                                         /s/ Paul Hickey
                                         ---------------
                                         Paul Hickey
                                         Chief Executive Officer

I, Michael Openshaw, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Q Comm International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us particularly during the period in which this quarterly report is being prepared;

   b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

   a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                         /s/ Michael Openshaw
                                         --------------------
                                         Michael Openshaw
                                         Chief Financial Officer

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY




                                    CONTENTS


                                                                            PAGE
                                                                            ----

Unaudited Condensed Consolidated Balance Sheets,
      March 31, 2003 and December 31, 2002                                   F-2


Unaudited Condensed Consolidated Statements of
      Operations, for the three months ended
      March 31, 2003 and 2002                                                F-3


Unaudited Condensed Consolidated Statements of
      Cash Flows, for the three months ended
      March 31, 2003 and 2002                                                F-4


Notes to Unaudited Condensed Consolidated Financial
      Statements                                                             F-6

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                                                        March 31,   December 31,
                                                          2003          2002
                                                      -----------   -----------
                                     ASSETS
Current Assets:
       Cash in bank                                   $   566,887   $   115,609
       Accounts receivable, net                           191,946        51,699
       Inventory                                          336,026       165,491
       Deferred taxes                                     539,228       539,228
                                                      -----------   -----------
            Total Current Assets                        1,634,087       872,027
                                                      -----------   -----------

Property & Equipment, net                               1,196,251     1,035,502

Other Assets:
       Capitalized software development costs, net      1,377,442     1,330,053
       Goodwill, net                                      144,580       144,580
       Deferred stock offering costs                      314,857        67,115
       Deposits                                            24,074        24,074
                                                      -----------   -----------
            Total Other Assets                          1,860,953     1,565,822
                                                      -----------   -----------
            Total Assets                              $ 4,691,291   $ 3,473,351
                                                      ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
       Bank overdraft                                 $   253,074   $   595,544
       Accounts payable                                 1,810,041     1,229,701
       Accrued expenses                                   342,342       226,635
       Notes payable                                       31,350        31,350
       Convertible notes and debentures
        - current portion                                 101,294        43,557
       Capital lease obligations
        - current portion                                  26,295         5,892
       Contingent liabilities                             359,235       359,235
                                                      -----------   -----------
            Total Current Liabilities                   2,923,631     2,491,914
                                                      -----------   -----------

Long-term Obligations:
       Convertible notes payable                          245,826       167,690
       Capital lease obligations                           53,471        14,754
       Related party obligations                          420,959       410,692
       Deferred taxes                                     539,228       539,228
                                                      -----------   -----------
            Total Long-term Obligations                 1,259,484     1,132,364
                                                      -----------   -----------
            Total Liabilities                           4,183,115     3,624,278
                                                      -----------   -----------

Stockholders' Equity (Deficit):
       Common stock, $.001 par value,
        50,000,000 shares authorized, 21,555,674
        and 19,026,652 shares issued and
        outstanding, respectively                          21,556        19,027
       Capital in excess of par value                   8,907,024     7,494,098
       Retained deficit                                (8,305,606)   (7,533,102)
                                                      -----------   -----------
                                                          622,974       (19,977)
       Less stock subscription receivable                (114,798)     (130,950)
                                                      -----------   -----------
            Total Stockholders' Equity (Deficit)          508,176      (150,927)
                                                      -----------   -----------
            Total Liabilities and Stockholders'
             Equity (Deficit)                         $ 4,691,291   $ 3,473,351
                                                      -----------   -----------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                         For the Three Months
                                                             Ended March 31,
                                                   ----------------------------
                                                       2003             2002
                                                   -----------      -----------
Revenues                                           $ 5,747,039      $ 6,275,593

Cost of goods sold                                   4,308,499        4,659,069
                                                   -----------      -----------

Gross profit                                         1,438,540        1,616,524
                                                   -----------      -----------

Operating Expenses:
      Commissions and fees                           1,298,513        1,461,116
      Selling expenses                                  93,806           64,017
      General and administrative expenses              510,683          241,006
      Depreciation and amortization                    159,167           29,099
      Non-cash compensation                             21,666              -
                                                   -----------      -----------
           Total Operating Expenses                  2,083,835        1,795,238
                                                   -----------      -----------

Loss from Operations                                  (645,295)        (178,714)
                                                   -----------      -----------

Other Income (Expense):
      Other income                                          96            3,427
      Interest and other expense                      (127,305)         (12,865)
                                                   -----------      -----------
           Total Other Income (Expense)               (127,209)          (9,438)
                                                   -----------      -----------

Loss Before Income Taxes                              (772,504)        (188,152)

Income tax expense                                         -                -
                                                   -----------      -----------

Net Loss                                           $  (772,504)     $  (188,152)
                                                   ===========      ===========

Basic Loss per Common Share                        $     (0.04)     $     (0.01)
                                                   ===========      ===========

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Three Months
                                                           Ended March 31,
                                                       -----------------------
                                                           2003         2002
                                                       ----------   ----------
Cash Flows from Operating Activities:
    Net loss                                           $ (772,504)  $ (188,152)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
       Loss on disposal of property and equipment          10,888       21,878
       Depreciation and amortization                      159,167       29,099
       Non-cash compensation                               21,666          -
       Change in assets and liabilities:
          (Increase) decrease in accounts receivable     (140,247)     (53,037)
          Increase in inventory                          (170,535)      10,031
          Increase in accounts payable                    580,340     (216,243)
          Increase (decrease) in accrued liabilities       94,041     (133,550)
                                                       ----------   ----------
            Net Cash Used by Operating Activities        (217,184)    (531,555)
                                                       ----------   ----------
Cash Flows from Investing Activities:
    Purchase of property and equipment                   (209,888)    (377,684)
    Capitalized software development costs               (168,304)    (208,838)
                                                       ----------   ----------
            Net Cash Used by Investing Activities        (378,192)    (586,522)
                                                       ----------   ----------
Cash Flows from Financing Activities:
    Issuance of common stock                               20,000    1,645,575
    Cash received from subscription receivable             16,152          -
    Payment of stock offering costs                      (247,742)     (48,899)
    Proceeds from convertible notes and debentures      1,450,000          -
    Amortization of discount on debentures and notes       91,748          -
    Payments on convertible notes payable                 (10,421)      (9,097)
    Payment on notes payable                                  -       (360,441)
    Proceeds from capital leases                           66,992          -
    Payments on capital lease obligations                  (7,872)      (1,173)
    Increase (decrease) in related party obligations       10,267        2,643
    Increase (decrease) in bank overdraft                (342,470)     202,952
                                                       ----------   ----------
            Net Cash Provided by Financing Activities   1,046,654    1,428,917
                                                       ----------   ----------
Net Increase (Decrease) in Cash                           451,278      310,840
Cash, Beginning of Period                                 115,609        2,422
                                                       ----------   ----------
Cash, End of Period                                    $  566,887   $  313,262
                                                       ==========   ==========

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
       Interest expense                                             $   21,618
       Capitalized interest                            $      -     $   18,031
       Income taxes                                    $      100   $      -

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

      Supplemental Schedule of Non-cash Investing and Financing Activities:

                   For the three months ended March 31, 2003:

The Company issued 2,115,386 shares of common stock and warrants to purchase 2,115,386 shares of common stock in connection with the sale of convertible debentures.

The Company issued 363,636 shares of common stock in connection with the sale of a convertible note.

                   For the three months ended March 31, 2002:

The Company issued 50,544 shares of common stock for stock offering costs valued at $50,544.

The Company issued 46,632 shares of common stock for future legal services valued at $90,000.

The Company issued 43,368 shares of common stock in a cashless exercise of a common stock option.

The Company canceled 400,000 shares of common stock, which had been issued as collateral for a loan.



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

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

     Accounts Receivable - Accounts receivable consists of trade receivables arising in the normal course of business. At March 31, 2003, the Company has established an allowance for doubtful accounts of approximately $24,600, which reflects the Company's best estimate of probable losses in the accounts receivable balance. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt for the periods presented are insignificant.

     Inventory - Inventory consists of prepaid telecommunication products sold by the Company and is carried at the lower of cost or market value on the first-in, first-out method.

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

     The Company regularly reviews the carrying value of intangible assets. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the asset, the difference between the carrying amount and the estimated valued based on cash flows are written off (see Notes 3 and 4).

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

     Cost of Goods Sold - The cost of goods sold is primarily the cost of the prepaid telecommunication products sold at retail and the cost of terminals and other miscellaneous products sold. The full cost of the product, as well as all direct costs associated with the sale of the product, are recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries and transaction processing fees paid to a third party.

     Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options/warrants and convertible notes is dilutive (see Note 12).

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Advertising Costs - Advertising costs are expensed as incurred. Such costs amounted to $5,574 and $5,230 during the three months ended March 31, 2003 and 2002, respectively.

     Consolidation - All intercompany balances and transactions between the parent and subsidiary have been eliminated in consolidation.

     Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

     Reclassifications - Certain amounts in the financial statements for the three months ended March 31, 2002 have been reclassified to conform to headings and classifications used in the March 31, 2003 financial statements.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB
     Statement No. 123", were recently issued. SFAS No. 146, 147 and
     148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                             March 31,        December 31,
                                               2003               2002
                                            ----------        -----------

       Point of sale equipment              $1,290,422        $1,134,961
       Office and computer equipment           147,951           140,349
                                            ----------        ----------
       Total cost                            1,438,373         1,275,310
       Accumulated depreciation               (242,122)         (239,808)
                                            ----------        ----------
       Property & equipment, net            $1,196,251        $1,035,502
                                            ----------        ----------

     Depreciation expense for the three months ended March 31, 2003 and 2002 was $38,252 and $29,099, respectively.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT (Continued)

     Included in the cost of property and equipment at March 31, 2003 is a deposit in the amount of approximately $700,000 for various components of point of sale equipment to be manufactured for the Company. The deposit will be offset against the cost of the equipment to the Company as the point of sale equipment is purchased.

NOTE 3 - GOODWILL

     At March 31, 2003, the Company had $144,580 in goodwill remaining from a purchase acquisition classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company completed its initial test of goodwill for impairment during the year ended December 31, 2002. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded during the three months ended March 31, 2003 and 2002.


NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

     Information related to capitalized software development costs at March 31, 2003 is as follows:

        Capitalized software, January 1, 2003                $1,450,968
        Capitalized during the period                           168,304
                                                             ----------
        Capitalized software, March 31, 2003                  1,619,272
        Accumulated amortization                               (241,830)
                                                             ----------
        Capitalized software, net                            $1,377,442
                                                             ----------

     Of the balance at March 31, 2003, approximately $400,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000.

     During the year ended December 31, 2002, the Company completed its initial test of capitalized software development costs in accordance with SFAS No.
     142. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. The project was placed in service during September 2002, and the Company began recording amortization expense. During the three months ended March 31, 2003, the Company recorded amortization expense of $120,915.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK OVERDRAFT

     The Company receives payment on substantially all its sale transactions through the automated clearinghouse system (ACH system) on either a daily or weekly basis. Once the payment has been received, the Company disburses funds via the ACH system for the cost of products sold and commissions according to the respective agreements, generally ranging from 1-4 days after funds are received. This timing difference between receipt of funds and payment of product costs and commissions creates an ongoing balance of available funds (float) in the Company's bank accounts. The Company utilized a portion of this available balance at March 31, 2003 in the amount of $253,074, which created an overdraft in the Company's books and records while the balance on the bank's records was positive.

NOTE 6 - RELATED PARTY OBLIGATIONS

     At December 31, 2002 the Company owed its CEO a total of $410,692 consisting principally of unpaid equipment lease expenses, deferred salary, notes payable and accrued interest. In February 2003 the amounts were combined into a single note payable with interest at 10%, due the earlier of December 31, 2007 or upon a change in control of the Company or a sale or liquidation of the Company's assets. At March 31, 2003 the outstanding balance of the note and accrued interest thereon was $420,959. If the Company enters into a qualified financing (consisting of a transaction or series of related transactions in which the Company raises at least $4,000,000) i) a payment of $150,000 is due within three days of the financing; ii) accrued interest is due the last day of the 12th month following the financing; and iii) monthly payments in the amount required to fully amortize the remaining principal amount of the note and interest by December 31, 2007 will begin the last day of the 13th month following the financing. The entire balance of the note is reflected as a long-term liability in the accompanying unaudited condensed balance sheet as of March 31, 2003.

     During the three months ended March 31, 2003 and 2002, the Company recorded interest expense on the notes of $10,267 and $4,570, respectively.

NOTE 7 - LONG-TERM DEBT

     CONVERTIBLE NOTES AND DEBENTURES
     During November and December 2001, the Company borrowed a total of $250,000 in the form of a convertible note. The outstanding balance of the note may be converted into common stock at $1.25 per share after one year at the option of the holder. The note bears interest at 14% and requires monthly payments of $5,865 through November 2006. The note is secured by the Company's tangible and intangible assets, and the proceeds therefrom. In connection with the note, the Company issued warrants for the purchase of 150,000 shares of common stock at $1.25 per share, expiring in 2008. At March 31, 2003, the outstanding balance of the note was $200,826. In February 2003, the borrower agreed to subordinate its security interest related to the note in favor of certain investors who purchased the Company's convertible debentures (see below). As consideration for this subordination of security interest, the Company decreased the exercise price of the warrants to $.75 per share. The effect of the decrease in the exercise price of the warrant was $2,490, which was recorded as interest expense in February 2003.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

     In January 2003, the Company issued a 12% unsecured convertible note with a principal amount of $200,000, due February 28, 2004. The Company also issued 363,636 shares of restricted common stock, which were valued at $145,454 or $.40 per share, the value of similar restricted common shares sold for cash, and has been recorded as a discount to the note and will be amortized to interest expense over the term of the note. The unamortized discount at March 31, 2003 was $123,618 and is offset against the outstanding balance of the note in the accompanying unaudited balance sheet. The note may be converted into common stock at the option of the holder at $.55 per share.

     In February and March 2003, the Company received commitments to purchase
     (a) $1.5 million aggregate principal amount of 12% secured convertible debentures due March 31, 2004, (b) 2,538,465 shares of restricted common stock and (c) warrants to purchase 2,538,465 shares of common stock, expiring in 2008. As of March 31, 2003, $1,250,000 of the expected gross proceeds of $1,500,000 from the sale of these securities had been received. The balance was received subsequent to March 31, 2003.

     The debentures are secured by a lien on all of the Company's assets. The Company is required to transfer $1.725 million out of the proceeds of any financing in excess of $5 million (a "Qualified Financing") to an escrow agent as collateral security for the repayment of the debentures, at which time the interest rate on the debentures will be reduced to the prime rate, currently 4.25%. The debenture holders may demand prepayment of the debentures at any time after a Qualified Financing is completed. The Company may prepay the debentures beginning December 31, 2003, but only after giving the holders 90 days written notice. Alternatively, the Company has the right to prepay the debentures at any time by paying a 35% premium. The debenture holders can elect to convert them at any time into shares of common stock. The conversion price is the lower of the price of a share of common stock as determined in connection with the proposed public offering (see Note 13) or $0.65 per share. The exercise price of the warrants is 150% of the conversion price of the debentures. The exercise price and the number of shares covered by the warrant will be adjusted in the case of stock splits, stock combinations, stock dividends, mergers and consolidations and stock issuances at a discount to the market price of the stock.

     The 2,538,465 restricted common shares were valued at $1,015,386, or $.40 per share, the value of similar restricted common shares sold for cash. The 2,538,465 warrants were valued at $845,562 using the Black-Scholes pricing model and the following assumptions: $.975 exercise price, $.40 underlying stock price, 140% volatility, five year expected life, 2.9% risk free interest rate and expected dividend yield of zero. The value of the shares and warrants were reduced on a pro-rata basis to the $1.5 million in debentures, resulting in relative fair values of $818,412 and $681,558, respectively. The $1.5 million discount recorded against the debentures will be amortized as interest expense over the term of the debentures.
     The unamortized discount at March 31, 2003 was $1,180,088 and is offset against the outstanding balance of the debentures in the accompanying unaudited balance sheet.

     NOTES PAYABLE
     During November 2000, the Company issued an unsecured note payable for $50,000 with interest at 12% and a due date of November 27, 2001. The due date was later extended to November 30, 2003. In connection with obtaining the note, the Company issued options to purchase 25,000 shares of common stock at $.60 per share expiring November 2003, with demand registration rights. The balance of the note at March 31, 2003 was $31,350.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES

     During 2001, the Company entered into a capital lease for the purchase of certain computer equipment. The lease requires monthly payments of $820 through September 2005 and has an outstanding principal balance at March 31, 2003 of $18,745. The lease is collateralized by equipment with a remaining book value of approximately $18,300 at March 31, 2003. Depreciation expense of $5,285 was recognized on this equipment during each of the periods ended March 31, 2003 and 2002.

     In January 2003, the Company entered into a capital lease for certain equipment. The lease requires monthly payments of $2,842 through January 2006 and has an outstanding principal balance of $61,021 at March 31, 2003. The lease is collateralized by equipment with a remaining book value of approximately $62,000 at March 31, 2003. Depreciation expense of $3,250 was recognized on this equipment during the three months ended March 31, 2003.

     The Company leases office and warehouse space under an operating lease agreement with an expiration date of December 31, 2003. The Company's future minimum rental under this operating lease amounts to $30,600 at March 31, 2003.

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

     At March 31, 2003, the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 300,000 shares of the Company's common stock at $.03 per share. The CEO disputes the plaintiff's claim that this option is valid. Since the CEO's actions were for the benefit of the Company, the Board of Directors has agreed to indemnify the CEO by replacing his shares through the issuance of shares from treasury or otherwise compensate the CEO for any monetary loss if the plaintiff is successful in his claim.

     The Company has recorded a contingent liability in connection with these matters.

     In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $114,780 at March 31, 2003. This amount is reflected in the accompanying unaudited balance sheet as an offset to stockholders' equity.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LITIGATION AND CONTINGENCIES (Continued)

     In December 2002, the Company granted a total of 650,000 shares of restricted common stock as a bonus payable to four executives and key employees. 325,000 of the shares were for past services and are distributable anytime after January 31, 2003 at the election of the employee. These 325,000 shares were valued at $130,000 and recorded as non-cash compensation during the year ended December 31, 2002. The remaining 325,000 shares are to be issued in June 2004 or upon a change in control of the company. The employee must remain in the continuous employment of the Company until the time the shares become distributable in order to receive them. During the three months ended March 31, 2003, the Company accrued $21,667 in non-cash compensation related to these agreements based on a price per share of common stock of $.40.

NOTE 10 - CAPITAL STOCK

     A summary of common stock transactions for the periods ended March 31, 2003 and 2002 is as follows:

                        Three Months Ended March 31, 2003

     The Company sold 50,000 shares of restricted common stock at $.40 per share through a private placement for $20,000 in cash.

     The Company issued 363,636 shares of restricted common stock in connection with a convertible note in the amount of $200,000 (see Note 7). The shares were valued at $.40 per share, or $145,454.

     The Company issued 2,115,386 shares of restricted common stock and warrants to purchase 2,115,386 shares of restricted common stock in connection the sale of $1,250,000 of debentures. Subsequent to March 31, 2003, the Company issued an additional 423,078 shares of restricted common stock and warrants to purchase 423,078 shares of restricted common stock in connection with the sale of $250,000 of debentures (see Note 7). The 2,538,464 aggregate shares of common stock and the 2,538,464 aggregate warrants to purchase common stock were valued at $818,412 and $681,558, respectively.

                        Three Months Ended March 31, 2002

     The Company sold 1,917,175 shares of restricted common stock at $1.00 per share through private placements for $1,917,175 in cash. Stock offering costs of approximately $99,000 were recorded in connection with the sale, including 50,544 shares of restricted common stock valued at $1.00 per share.

     The Company issued 25,000 shares of restricted common stock upon the exercise of common of stock options for $15,000 in cash.

     The Company issued 43,368 shares of restricted common stock in a cashless exercise of common stock options. The underlying agreement was for a total of 90,000 common stock options with an exercise price of $1.00 per share.

     The Company issued 46,632 shares of common stock for future legal services valued at $90,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK (Continued)

     The Company canceled 400,000 shares of common stock, which had been issued as collateral for a loan.

     At December 31, 2002 the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 300,000 shares of the Company's common stock at $.03 per share (see Note 9).

NOTE 11 - STOCK OPTIONS AND WARRANTS

     At March 31, 2003, the Company had outstanding 3,144,690 options to employees under various agreements with exercise prices ranging from $1.00 to $1.10 per share, expiring between May 2005 and February 2008. Of the options outstanding at March 31, 2003, 2,382,190 were vested and 1,030,000 were exercisable. During the three months ending March 31, 2003, 95,000 options were granted, 30,000 options were forfeited and no options were exercised.

     At March 31, 2003, the Company had outstanding options and warrants to purchase 4,201,554 shares of common stock that were issued to non-employees under various agreements with exercise prices ranging from $.40 to $1.80 per share, expiring between August 2003 and November 2008. During the three months ended March 31, 2003, the Company issued options and warrants to purchase 2,115,387 shares of common stock to non-employees at a price to be determined based on the price of a share of common stock issued in a public offering (see Note 13). Subsequent to March 31, 2003, 423,078 warrants to purchase common stock were issued under the same terms. During the three months ended March 31, 2003, no options or warrants to non-employees were exercised or expired.

NOTE 12 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                                      For the Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                          2003          2002
                                                      -----------   -----------
     Loss from continuing operations available to
       common shareholders  (numerator)               $  (772,504)  $  (188,152)
                                                      -----------   -----------
     Weighted average number of common
       shares outstanding during the year
       used in per share calculations (denominator)    19,829,438    13,453,771
                                                      -----------   -----------

     Because the Company incurred losses for the years ended March 31, 2003 and 2002, the effect of options/warrants and convertible notes totaling 10,601,324 and 6,795,362 equivalent shares, respectively, has been excluded from the loss per share computation since its impact would be antidilutive.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - PUBLIC OFFERING

     On February 7, 2003, the Company's Board of Directors approved the filing by the Company with the Securities and Exchange Commission of a registration statement on form SB-2 registering the sale by the Company of up to $10,000,000 worth of the Company's common stock and warrants. The registration statement was filed on April 1, 2003 and amended on May 6, 2003. There is no assurance that the Company will successfully complete the offering.

     In connection with its authorization of the filing of a registration statement, the Company's Board of Directors also authorized, subject to stockholder approval, a reverse split of the Company's common stock. The stockholders will be asked to authorize the Board to determine, in its sole discretion, the precise ratio of the split and the timing thereof.

NOTE 14 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.
     However, the Company has incurred significant losses in recent years, has current liabilities in excess of current assets and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management plans to raise additional funds through debt and/or equity offerings (see Note 13) and substantially increase sales. There is no assurance that the Company will be successful in raising funds or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 15 - SUBSEQUENT EVENTS

     In April 2003, the Company received $250,000 in the sale of debentures and issued 423,078 shares of common stock and 423,078 warrants to purchase common stock (See Note 7).