Form 10KSB/A
period 2002-12-31
Q COMM INTERNATIONAL INC
filed 2003-05-20
CIK 1102901

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------


                                 FORM 10-KSB/A

                                Amendment No. 1

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

   As of March 28, 2003, 21,115,668 shares of the issuer's common stock were outstanding. The aggregate market value of the issuer's common stock held by non-affiliates as of March 28, 2003, based on the closing price on the OTC Bulletin Board of the National Association of Securities Dealers of $0.63 on that date) was approximately $10,997,764.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
===============================================================================

                           Q COMM INTERNATIONAL, INC.
                          Form 10-KSB/A Annual Report

                               TABLE OF CONTENTS

                                                                                                                     Page
PART I                                                                                                               ----
  Item 1.     Description of Business .............................................................................    2
  Item 2.     Description of Property .............................................................................   16
  Item 3.     Legal Proceedings ...................................................................................   16
  Item 4.     Submission of Matters to a Vote of Security Holders .................................................   16
PART II
  Item 5.     Market for Common Equity and Related Stockholder Matters ............................................   17
  Item 6.     Management's Discussion and Analysis or Plan of Operations ..........................................   18
  Item 7.     Consolidated Financial Statements ...................................................................   25
  Item 8.     Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure .........................................................................................   25
PART III
  Item 9.     Directors and Executive Officers ....................................................................   26
  Item 10.    Executive Compensation ..............................................................................   28
  Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters ................................................................................   30
  Item 12.    Certain Relationships and Related Transactions ......................................................   32
  Item 13.    Exhibits, List and Reports on Form 8-K ..............................................................   33
  Item 14.    Control and Procedures ..............................................................................   33
SIGNATURES ........................................................................................................   34
CERTIFICATIONS ....................................................................................................   35

                                INTRODUCTORY NOTE

   This Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed by the Registrant on March 31, 2003, is being filed to expand and clarify disclosure under: (i) Item 1. Description of Business; (ii) Item 2. Description of Property; (iii) Item 5. Market for Common Equity and Related Stockholder Matters; (iv) Item 6. Management's Discussion and Analysis or Plan of Operations; (v) Item 7. Consolidated Financial Statements, including revisions to the Consolidated Statement of Operations, Note 1 -- Summary of Significant Accounting Policies -- Cash and Cash Equivalents and Cost of Goods Sold, Note 11 -- Stock Options and Warrants and Note 14 -- Significant Customers; (vi) Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; (vii) Item 12. Certain Relationships and Related Transactions; and
(viii) Item 13. Exhibits and make other minor changes.

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

   The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The new Qxpress system can support the sale of a broad range of prepaid products, in electronic format, from a single terminal placed in convenience stores and other retail establishments. Using an appropriately enabled Qxpress 200 terminal, a retail merchant can sell wireless telephone time, wireline long distance service or other telephone products, add credit to a prepaid credit card, facilitate cash transfers or sell other prepaid products. In general, the prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add telephone time or credit card credit by calling the provider of the product or to transfer cash by providing the PIN to the recipient. The consumer pays for the product by paying the retail establishment in which the terminal is located. The terminal records the transaction and sends the relevant information to our data center where it is processed and accounting and transaction records are generated. Revenue from these purchases is split among the retail merchant, the broker that placed the terminal with the retail merchant, Q Comm and the provider of the prepaid product.

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

Electronic Processing of Prepaid Products

   Distribution systems for prepaid products such as wireless telephone service, phone cards, debit cards, money transfers and currency exchange have generally failed to take full advantage of advances in electronic processing technology. For example, prepaid telecommunication products have generally been sold in the form of a card or voucher with a PIN number printed on it. Financial transactions, such as money transfer or currency exchange have generally required the consumer to go to a bank, telegraph office or other facility providing the required service.

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

   Reduction in distribution costs, carrying costs and shrinkage. There are three fundamental problems with the traditional hard card or voucher system for delivering prepaid wireless and wireline telecommunication products: high distribution costs; high carrying costs; and shrinkage. Carriers sell the hard cards to brokers who resell them to the retail outlets. The carriers print the cards and ship them to brokers who, in turn, store the cards and ship them to retail stores. The retailers depend on the brokers to provide to them with a sufficient number of cards to meet their demand. Both the brokers and retailers have to allocate valuable working capital to maintain an adequate inventory of cards. For example, based on informal discussions we have had with distributors and merchants, we have found that a convenience store may stock up to $18,000 worth of hard cards at any given time in various denominations and from different carriers. A broker may service hundreds of convenience stores, requiring it to maintain inventory valued in the millions. If a retailer does not have a particular card in stock, it loses a potential sale. In addition, theft is a significant problem for many retailers who carry hard cards because the cards are usually readily accessible, easy to conceal and have an intrinsic value. An electronic processing system reduces theft risk. It also permits better inventory management for distributors and merchants by eliminating the need to stock cards with variety of specific numbers of minutes and by permitting "just-in-time" inventory purchasing program.

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

The Prepaid Wireless Market

   In a prepaid wireless transaction, the consumer pays for a fixed number of minutes in advance. In the traditional distribution format, to purchase prepaid wireless products, a consumer purchases a card, referred to in the industry as a "voucher", "scratch card" or "hard card", which entitles the holder to a specific number of minutes based on the value of the card. In order to activate his service, the customer must call the 800 number printed on the card and enter the PIN printed on the card. The carrier then credits the minutes to the consumer's phone number. The carrier records usage and deducts the time as the minutes are used. Once all the minutes are used up, the consumer must purchase a new card.

   Several carriers provide prepaid wireless services in the United States and Canada. They offer time increments in values ranging from $10 to $200 with most purchases being in the $30 to $120 range. Various carriers provide their prepaid plans bundled with the purchase of a phone. Prepaid plans typically allow the end-user 30 to 90 days to use the allotted airtime. If not used, the minutes are forfeited at the end of the period. However, a consumer can keep the remaining time if he extends their service before the existing plan expires. There can be significant differences between the carriers in terms of quality of equipment, quality of service and plan features, such as voice mail, call waiting and three-way calling.

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

   As a part of their effort to promote prepaid plans, the carriers have generally been supportive of improvements in the distribution chain that allow prepaid wireless products to be more widely and conveniently available to consumers. Electronic systems, such as our Qxpress system, have the potential to promote efficiency in the distribution of prepaid products generally and therefore have the potential to increase the attractiveness of prepaid products to consumers and merchants and to reduce distribution costs for prepaid products. At the same time, many carriers are experimenting with the Internet as a medium to provide product replenishment to prepaid subscribers. The use of the Internet may offer various advantages to carriers, including the ability to bypass the traditional distribution network. We view Internet-based systems as competitive with our system. However, we believe that the traditional point-of-sale distribution networks will remain robust in order to meet the needs of consumers who do not have Internet access or credit cards or who have an immediate need to replenish telephone time when they are not able to connect through the Internet.

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

   In the third quarter of 2002, we began shipping the Qxpress 200 terminal, our custom-designed, proprietary point-of-sale activation system terminal. The Qxpress 200 terminal, which is about the size of a telephone and sits on the checkout counter, features a significantly improved aesthetic design as well as additional functionality that significantly improves distribution efficiencies at the retail counter and in the back office. The new features include a large terminal face that make the operation of the Qxpress 200 unit intuitive for the first time user and even faster for the seasoned employee and an interactive training module. Each terminal also incorporates a 3-track magnetic stripe reader, multi-level password security, unique entry, unique denomination, real-time PIN and PIN-less transaction capability, and 128-bit encryption technology in concert with TCP/IP and proprietary protocols. TCP/IP -- Transmission Control Protocol/Internet Protocol -- are the Internet standard communication protocols that have been adopted so devices connected to the Internet, principally computers, can communicate with one another. Security is enhanced by efficient and speedy two-way information flow. Each terminal can support multiple platforms, methods, suppliers, categories, products and foreign currencies and languages. A streaming media display reads like a tiny, electronic billboard that consumers view during purchases -- an effective means to enhancing brand awareness or to introduce new products.

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

   The terminal's media display screen is designed to create a point of purchase awareness for the consumer. The media display screen is positioned to face the consumer as they approach the checkout counter in an effort to engage additional purchasing behavior. The prepaid product market changes frequently with name changes, different rates, different destinations, and specials of the month. Currently, any `product change' information, special or other promotion is handled in paper form or by using sales personnel to deliver the message. The media display messaging is managed solely at the data center where proprietary instructions customize the information that is sent to an individual terminal or group of terminals. The messaging may have come from a variety of sources including the retailer, broker, carrier or other advertiser. The display itself is two rows of 40 characters configured in a Fluorescent Vacuum Display internal to the terminal. The messaging size is dynamic up to 256 characters per message with scrolling, flashing, top-to-bottom movement capability that can be implemented in an attempt to gain consumers' attention and action.

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

   Data center. The data center is the key to the overall function of the Qxpress system, serving as an inventory and information hub for the distribution of prepaid products. At the same time that we developed the Qxpress 200 terminal, we also developed new software for our data center and new communication protocols that allow for two-way communication between the data center and the terminals. The data center electronically distributes prepaid products to the terminals and the terminals report all of their transactions to the data center where the information is stored to connect our terminals to the data center. The communications protocols, which work in conjunction with the Qxpress 200 terminals and data center, create a flexible delivery platform for multiple services formats, including real-time, just-in-time and batch inventory distribution, PIN and PIN-less transactions. These methods enable efficient restock, quick product additions, and reporting and management capabilities. Through our data center, we are also able to offer electronic automated clearing house, or ACH, services, which automatically transfers funds from the merchants' accounts to our account, eliminating the need for billing and collecting, as well as detailed accounting, inventory, sales, transaction and other management information reports for the retailers, brokers and providers. In addition, the system controls the advertising message on the back face of the terminal, can produce custom-designed text and graphics for card backs. The system also works as a mechanism to process traditional magnetic swipe transactions. Finally, the data center and communication protocols are TCP/IP-enabled to allow the system to connect to all types of devices and communications and enterprise systems. As a result, our system can also be integrated with third-party point-of-sale hardware/ communications systems to provide an interface with installed legacy equipment.

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

   The just-in-time communications protocol supports our just-in-time solution. Just-in-time provides for dynamic assessment and deployment of PIN inventory versus the standard batch-to-batch based on time or level. The just in time process is not limited to the product type only, but rather applies also to the denomination level, allowing for a queue and dynamic assessment to be established for the lowest level in the product tree. Qxpress is able to establish a queue of PINs by denomination. This queue is dynamic in the number of PINs that may be deployed to each queue based on an activity assessment. This queue is adjusted to meet the demands of the retailer and the just-in-time inventory methodology. Each denomination queue provides the PIN that is printed on demand at the point of sale. Following the completion of the transaction, the terminal establishes a connection to the data center and downloads all relevant data needed to capture and report this individual transaction to all parties involved. In addition, during the download connection, a PIN of equal value and type is sent from the data center to the queue. As prepaid services inventories continue to escalate, the just-in-time methodology establishes some additional benefits to the merchant and the carriers by providing the PIN or product on demand while allowing for diminishing number of PINs required at the point of purchase.

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

   We will develop new products and applications. Until now we have focused almost exclusively on prepaid telecommunication services market, particularly prepaid wireless products. However, Qxpress 200 can be adapted to accommodate almost any other prepaid product. For example, we have an agreement with two large distributors of prepaid MasterCards. Also, in the fourth quarter of 2002, we entered into an agreement with EGX Electronic Funds Transfer, Inc., one of the largest providers of electronic money transfer services in the world. Electronic money transfer is a high volume, highly profitable business that has come under increased scrutiny as a result of the war on terrorism. The Patriot Act, enacted in response to the terrorist attacks of 9/11, imposes new regulations on the international money transfer business. The Patriot Act requires that senders of funds must provide detailed information relating to their identity and the source of those funds. This has put a tremendous strain on companies that are in this business. Basically, their employees have to be retrained to know what information is required, to make sure that all forms are properly completed and they must retain those records for a specified number of years. Their failure to comply with these regulations may result in fines and other types of enforcement action. The Qxpress system in general, and the Qxpress 200 terminal in particular, alleviates many of the burdens on companies in this business. The software that we developed for this application creates an interactive question and answer venue designed to generate the information needed to comply with the law. The system will issue a PIN allowing a transfer to occur only if all the information has been entered properly. In addition, the information is stored in the system for as long as necessary. Under our agreement with EGX, we will provide EGX with up to 5,000 Qxpress 200 terminals over the five-year term of the agreement. We expect to begin shipping the first units to EGX in the second quarter of 2003. We will continue to seek new applications for our point-of sale activation system.

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

   We will consider strategic acquisitions. At the present time, we have no plans to make any acquisitions. However, we will consider specific acquisition opportunities if we feel they have strategic value. The types of acquisitions that we would consider as having strategic value include businesses with technology that complements our technology, businesses with prepaid products that we could add to our portfolio or business that would enable us to expand our distribution channels.

Competition

   Transaction processing and management information services for prepaid products are a relatively new market. However, we anticipate that this market will grow rapidly as the demand for prepaid products grows. Competition for our services may come from a variety of sectors, including companies, such as First Data Corporation, that provide transaction processing and management information services to the credit card market, companies, such as HyperCom and VeriFone, that supply electronic point-of-sale activation equipment, as well as companies, such as 9278 Communications, Blackstone Calling Card, Pre-Solutions, Debisys, Advanced Payment Systems and LDC Direct, that distribute a variety of prepaid telecommunication products and have developed or are in the process of developing electronic point-of-sale activation systems. Competition may also come from technology companies and e-commerce solution providers. The technology for point-of-sale-activation systems is rapidly evolving. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. Although most of our competitors are privately held companies, some have substantially greater resources and/or pre-existing market share that enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities. This is particularly true in light of our lack of liquidity and capital resources.

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

Sales and Marketing

   Our sales and marketing strategy is designed to attract new customers, increase the number of retailers that use the Qxpress system, increase the volume of transactions per unit and develop new applications. Our sales and marketing department has three people including our president, Steve Flaherty, our national sales manager, Bruce Siskonen and our marketing director, John Hickey, who is the brother of Paul Hickey, our chief executive officer. Once this offering is complete we plan to hire at least two additional sales people, one of whom will focus on international distribution. Our sales staff is responsible for soliciting prospective new customers as well as for providing technical and training advice and customer support. Finally, our sales staff is also responsible for identifying new applications for the Qxpress system. Once these applications have been identified, our technology department develops the new applications.

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

   We have filed multiple provisional patent applications in the United States relating to our proprietary technology, including, (i) design patent application, serial number 29/169,739, filed on October 25, 2002, for our "point-of-sale-activation device," (ii) patent application, serial number 10/ 351,493, filed on January 23, 2003, covering: "system and method for distributing inventory for point-of-sale-activation services," (iii) patent application, serial number 10/350,198, filed on January 23, 2003, covering:
"point-of-sale-activation device," and (iv) patent application, serial number 10/350,203, filed on January 23, 2003, covering: "system and method for point-of-sale training concerning prepaid service transactions". We cannot assure you that any allowed patent claims will result from these applications, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

   At December 31, 2002, we had a working capital deficit of $1.6 million. This has had an adverse impact on our ability to contract-manufacture additional Qxpress 200 terminals or to obtain vendor or other commercial credit. As a result, we have not been able to increase the number of Qxpress 200 terminals in use, which is critical to our future success.

Our gross profit margins have historically been low, which makes it difficult to achieve profitability.

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

The success of our business depends, in part, on the acceptance of electronic point-of-sale solutions as a replacement to the traditional methods of selling prepaid products. This effort will require a tremendous marketing effort, including significant amounts of capital that could otherwise be used to purchase or develop new products.

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

Most of our revenue is derived from from a single class of product -- prepaid wireless -- which makes us particularly vulnerable to changes in consumer preferences and market saturation.

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

Our relationships with brokers are usually short-term, nonexclusive arrangements, which gives us little leverage in the marketplace.

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

Most of our business is placed through a small number of brokers. The loss of any one of these accounts would materially and adversely affect the amount of revenue we recognize.

   A small number of brokers account for a large percentage of our revenue. We expect the high level of customer concentration to continue for the foreseeable future. In 2001, our two largest customers accounted for approximately 39% and 10%, respectively, of revenues. In 2002, our three largest customers accounted for 30%, 28% and 13%, respectively, of revenues. We cannot assure you that the level of sales to these brokers will be sustained from year to year and there is a risk that these principal brokers may not continue to sell our products in the future. To the extent that any significant broker reduces its reliance on us, terminates its relationship with us, or defaults on payments, our revenues in the relevant fiscal period could decline substantially, which would result in lower net profits or a greater net loss. The customer that accounted for 39% of our revenue in 2001 and 28% of our revenue in 2002 terminated its distribution agreement with us. As a result, our revenue for the third quarter of 2002 was much lower and our net loss higher than we had anticipated.

We have no control over the prices vendors charge us for their products and we cannot always pass through price increases to our customers.

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

In order to maintain our competitive position in the markets in which we operate, we must protect our proprietary technology and intellectual property rights against infringement or misappropriation, and defend third parties assertions that we have infringed on their intellectual party rights.

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

   Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our point-of-sale terminals or the source code to our software or to obtain or use information that we regard as proprietary. The scope of any proprietary rights that we may have is uncertain and is not sufficient to prevent others from developing and selling competing products and services, which could have a material adverse effect on our business. In addition, third parties may assert infringement claims against us or claim that we have violated their intellectual property rights. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we may have to incur substantial costs. We cannot assure you that we will have the financial resources to prosecute any infringement claims we may have or defend any infringement claims that are brought against us. Even if we do, defending or prosecuting our proprietary rights will divert valuable working capital and management's attention from business and operational issues.

If we cannot raise capital at a time when we need to do so, we may not be able to adequately and timely respond to competitive developments.

   In the future, we may need to raise additional capital to meet the capital requirements of our business or to take advantage of expansion or acquisition opportunities. If we are unable to do so our ability to operate our business, to grow our business and to respond to competitive developments will be impaired. Even if we are able to secure additional capital by selling equity or equity-linked securities, these securities could dilute the ownership percentage of our existing stockholders. The securities that we might sell could also have rights, preferences or privileges senior to those of our common stock. We cannot assure you that we will be able to obtain additional financing when needed on acceptable terms or at all. We have no commitments for any additional financing. If we are unable to obtain additional financing when needed, the price of our common stock could decline significantly.

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

Significant rapid growth could strain our internal resources. If we do not upgrade our internal systems and controls we may not be able to manage this growth properly.

   In order to achieve a meaningful level of profitability, we must increase our revenues significantly. This growth will strain our existing resources, particularly our financial and sales and marketing departments. The accounting system we currently use is marginally adequate for a company of our size. We will likely need to purchase new accounting software and to hire one or two new people for our accounting department. Similarly, our sales department must be expanded from its current level of two persons. Qualified sales personnel are in great demand and we cannot assure you that we will be able to hire a sufficient number of competent sales people in a short amount of time. Expanding our operations will increase the demands on our senior management and our customer service departments. We will need to continually improve our management, operational, financial and other departments to manage our growth properly and any failure to do so may lead to inefficiencies and/or redundancies and may adversely affect our ability to provide accurate and timely information and reports to our stockholders.

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

   We also maintain our national sales office in Spring Lake, Michigan. The lease for this office expired March 31, 2003. We continue to occupy this space on a month-to-month basis and the current monthly rent is $400. We expect that we will be able to renew the lease on acceptable terms.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None

                                    PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

   Our common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "QCCM". The following table sets forth, for the periods indicated, the high and low sales quotations per share for our common stock. These quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                         Bid Price
                                                       -------------
                                                       High     Low
                                                       -----   -----
        2001
          First Quarter............................    $0.66   $0.25
          Second Quarter...........................    $0.72   $0.20
          Third Quarter............................    $0.87   $0.26
          Fourth Quarter...........................    $2.00   $0.77
        2002
          First Quarter............................    $2.08   $1.25
          Second Quarter...........................    $2.00   $1.28
          Third Quarter............................    $1.57   $0.44
          Fourth Quarter...........................    $0.97   $0.51

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

Recent Sales of Unregistered Securities

   Since January 1, 2003 we sold (a) 50,000 shares of common stock to an accredited investor for $20,000 in cash; (b) a 12% unsecured convertible note in the principal amount of $200,000 and 363,636 shares of common stock to an accredited investor for an aggregate purchase price of $200,000 in cash. The entire principal amount of the note and all accrued interest is due and payable February 28, 2004; and (c) 12% secured convertible debentures due March 31, 2004 in the aggregated principal amount of $1.5 million, 2,538,462 shares of common stock and warrants to purchase 2,538,462 shares of common stock to accredited investors. The gross proceeds to us from the sale of all of these securities was $1,500,000.

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

Item 6. Management's Discussion and Analysis or Plan of Operations

Overview

   Our principal source of revenue has been the resale of prepaid telecommunication products that we purchase from suppliers of wireless, long distance and other products or from distributors who purchase these products from suppliers. The table below illustrates the revenues we derived from our principal products and the percentage of total revenues represented by this amount:

                                 2002                        2001
                       ------------------------    ------------------------
                         Amount      Percentage      Amount      Percentage
                      -----------    ----------    -----------   ----------
Wireless ..........   $22,108,620        92.0%     $13,466,953       82.3%
Long distance .....       793,114         3.3        1,365,296        8.3
Home dial tone ....       271,576         1.1          910,189        5.6
Other .............       854,642         3.6          617,066        3.8
                      -----------       -----      -----------      -----
 Totals ...........   $24,028,002       100.0%     $16,359,504      100.0%
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

   Substantially all of our revenues are collected through automated clearing house, or ACH, transactions initiated by us within 72 hours of the sale of the product. In an ACH transaction, funds are electronically transferred from the merchants' accounts to our account. As a result, we have virtually no receivables from retailers and we do not have expenses associated with billing and collection. The brokers through whom we distribute our system are responsible for any unpaid ACH transactions from retailers so we experience virtually no bad debt expense. We expect that license fees to be earned under our service bureau model will be collected in essentially the same manner. However, we may generate receivables from sales of terminals and from consulting services provided to assist customers in setting up and operating data centers.

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

   In the first quarter of 2003 we entered into a number of financing transactions involving the sale of investment units consisting of convertible debt, stock and warrants. The value of the stock and warrants issued in these transactions was determined to be in excess of $1.6 million, which will be amortized over the lives of the debt instruments, generally 12 months. As a result, we will have significant interest expense for 2003.

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

                                                          Year ended
                                                         December 31,
                                                         -------------
                                                         2002    2001
                                                        -----    -----
      Revenues ......................................   100.0%   100.0%
      Cost of goods sold ............................    73.3%    71.2%
      Gross profit ..................................    26.7%    28.8%
      Commissions and fees ..........................    24.5%    25.0%
      Selling expenses ..............................     1.3%     1.7%
      General and administrative expenses ...........     5.0%     7.1%
      Depreciation and amortization .................     1.1%     1.0%
      Research and development ......................      --      0.9%
      Accrued litigation settlement .................     0.8%      --
      Non-cash compensation .........................     3.5%     1.7%
      Loss from operations ..........................    -9.5%    -8.6%
      Other income (expense) - net ..................    -0.1%    -0.9%
      Net loss ......................................    -9.6%    -9.5%

Years ended December 31, 2002 and 2001

   Revenues. Revenues for 2002, were $24.0 million compared to $16.4 million for 2001, an increase of $7.6 million, or 46.9%. This increase is attributable to market acceptance of the Qxpress system, an increase in the number of terminals installed and an increase in the number of transactions per terminal. We expect each of these factors to contribute to further revenue growth in the foreseeable future. While our existing customers have the option of switching to the service bureau model, we do not anticipate that to happen. Rather, we expect most of our revenue under the service bureau model will come from new international and domestic accounts. Except for an insignificant amount of revenue derived from sales in Puerto Rico, all of our revenue for 2001 and 2002 was from U.S. sources.

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

   General and administrative expenses. General and administrative expenses for 2002 and 2001 were basically the same. However, as a percentage of revenues, general and administrative expenses decreased to 5.0% in 2002 from 7.1% in 2001. While the addition of personnel and the purchase of accounting systems to support the growth that we anticipate will result in a significant increase in general and administrative expense, general and administrative expenses are expected over time to increase at a slower rate than future increases in revenues.

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

   Other expense -- net. Other income and expense consists primarily of interest income and expense and loss from disposition of assets. Net other expense for 2002 and 2001 was $31,000 and $144,000, respectively. The decrease in net other expense is primarily the result of more interest capitalized as software development costs during 2002 compared to the amount capitalized during 2001 and lower borrowings and associated interest expense during 2002 compared to 2001. In 2002, we recorded interest income of $4,000 and interest expense of $35,000. In 2001, we recorded interest income of $11,000 and interest expense of $155,000.

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

Recent Accounting Pronouncement

   Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and

SFAS 148, "Accounting for Stock-Based Compensation--Transition and Disclosure--And Amendment of FASB Statement 123" were recently issued. SFAS No. 144, 145, 146, 147 and 148 have no current applicability to us or their effect on our financial statements are not significant.

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

Item 10. Executive Compensation

   Summary compensation. The following table sets forth information regarding compensation awarded to, earned by, or paid to our chief executive officer and our other most highly compensated executive officers whose compensation exceeded $100,000 in 2002 for all services rendered to us in all capacities during the last three completed fiscal years.

                           Summary Compensation Table

                                                                                                                        Long Term
                                                                                                                      Compensation
                                                                                               Annual Compensation    ------------
                                                                                               --------------------    Securities
                                                                                                                       Underlying
Name and principal position                                                            Year     Salary      Bonus        Options
---------------------------                                                            ----    --------    --------   ------------
Paul Hickey, chairman of the board and                                                 2002    $120,000          --            --
 chief executive officer                                                               2001    $120,000          --       500,000(1)
                                                                                       2000    $120,000(2)       --       800,000
Stephen Flaherty, president                                                            2002    $120,000    $100,000(3)         --
                                                                                       2001    $120,000          --     1,020,000(4)
                                                                                       2000    $120,000(5)       --            --
Michael Openshaw, chief financial officer,                                             2002    $110,000    $ 10,000(3)    100,000(7)
 chief operating officer, secretary and treasurer (6)                                  2001    $ 73,333          --       220,000(8)

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

              Option Grants in Fiscal Year Ended December 31, 2002
                              (Individual Grants)

                                                                     Number of
                                                                    Securities        Percent of Total
                                                                    Underlying       Options Granted to       Exercise   Expiration
Name                                                                  Options     Employees in Fiscal Year     Price        Date
----                                                                ----------    ------------------------    --------   ----------
Michael Openshaw ................................................     100,000                33%               $1.00     11/26/2007

   These options are earned quarterly over 2002 and 2003 based on us meeting specified revenue goals. Based on our 2002 revenues, out of 50,000 options that could have been earned during 2002, 18,750 options were actually earned and the balance of the 50,000 options were forfeited.

                          2002 Year-End Option Values

                                                      Number of Shares Underlying Unexercised     Value of Unexercised In-the-Money
                                                            Options at Fiscal Year-End (#)        Options At Fiscal Year-End ($)(1)
                                                      ---------------------------------------     ---------------------------------
Name                                                        Exercisable    Unexercisable             Exercisable   Unexercisable
----                                                        -----------    -------------             -----------   -------------
Paul Hickey ..........................................      1,143,750(2)         --                       --              --
Stephen Flaherty .....................................        426,250(3)     400,000(4)                   --              --
Michael Openshaw .....................................        170,000(3)      50,000(4)                   --              --

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

   Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the common stock owned by them.

Name and address of                  Common Stock        Percent of Common Stock
beneficial owner (1)             Beneficially Owned(2)      Beneficially Owned
--------------------             ---------------------   -----------------------
Paul Hickey .................          4,503,599(3)                19.4%
Stephen Flaherty ............            676,260(4)                 3.0
Michael Openshaw ............            211,000(5)                   *
Brent Bingham ...............              8,000                      *
Brae Burbidge ...............                 20(6)                   *
Lamond Woods ................                 20(6)                   *
Vicky Johnson ...............                  0                     --
Salzwedel Financial
Communications, Inc. (7) ....          1,400,000                    6.4
All directors and executive
officers as a group (7
persons) ....................          5,398,899(8)                22.8%

---------------
*  Less than 1%
(1) All addresses are c/o Q Comm International, Inc., 1145 South 1680 West, Orem, Utah 84058-4930.
(2) According to the rules and regulations of the SEC, shares that a person has a right to acquire within 60 days of the date of this report are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes 133,000 shares held by family members and an option to purchase 1,143,750 shares exercisable within 60 days of the date of this report.
(4) Includes 426,250 shares underlying options exercisable within 60 days of the date of this report.
(5) Includes 170,000 shares underlying options exercisable within 60 days of the date of this report.
(6) Includes 10 shares held by a family member.
(7) Jeffrey L. Salzwedel is the sole stockholder of Salzwedel Financial Communications.
(8) Includes 1,740,000 shares underlying options exercisable within 60 days of this report.

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

                           Equity Compensation Plans

                                                                                                                       Number of
                                                                                   Number of                           securities
                                                                               securities to be       Weighted         remaining
                                                                                  issued upon         average        available for
                                                                                  exercise of      exercise price   future issuance
                                                                                  outstanding      of outstanding     under equity
                                                                                  options and       options and       compensation
                                                                                   warrants           warrants           plans
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

   We have agreed to indemnify Paul Hickey against any and all costs, fees, expenses, damages and liabilities that he may incur in connection with the matter of Dallin Bagley v. Paul Hickey filed on October 22, 2001 and pending in the Third District Court in Salt Lake County, Utah. We indemnified
Mr. Hickey because the plaintiff's allegations relate to a matter in which Mr. Hickey acted in the interest of Q Comm. In that lawsuit the plaintiff claims that he had a right to purchase 300,000 shares of our common stock from Mr. Hickey, individually, at a significant discount and that as a result of Mr. Hickey's breach of their agreement, he suffered damages in the amount of $400,000. Mr. Hickey contests the enforceability of the alleged agreement. A hearing is scheduled for March 31, 2003 at which time the court will consider plaintiff's motion for summary judgement.

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

Item 13. Exhibits, List and Reports on Form 8-K

   (a) Exhibits:

  Exhibit
    No.       Description
  -------     -----------
 3.1(i)       Articles of Incorporation (1)
 3.1(ii)      Articles of Amendment to Articles of Incorporation (1)
 3.2          Bylaws (1)
 4.1          Specimen Stock Certificate (2)
 4.2          Form of 12% Secured Convertible Debenture due March 31, 2004 (3)
 4.3          Form of Common Stock Purchase Warrant expiring on March 31, 2008 (4)
10.1          Form of Securities Purchase Agreement for the sale of the instruments described in exhibits 4.2 and 4.3 above (5)
10.2          Addendum to Exhibit 10.1 herein above*
21            Subsidiary Schedule(6)
23            Consent of Auditors*
99.1          Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the
              Sarbanes-Oxley Act of 2002*
99.2          Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the
              Sarbanes-Oxley Act of 2002*

---------------
*   Included as an exhibit herein.
(1) Previously filed on March 20, 2000, as an exhibit in the Company's Current Report on Form 8-K and incorporated herein by reference.
(2) Previously filed on March 31, 2003, as Exhibit 4.1 to this Annual Report on Form 10-KSB.
(3) Previously filed on March 31, 2003, as Exhibit 4.3 to this Annual Report on Form 10-KSB.
(4) Previously filed on March 31, 2003, as Exhibit 4.4 to this Annual Report on Form 10-KSB.
(5) Previously filed on March 31, 2003, as Exhibit 4.2 to this Annual Report on Form 10-KSB.
(6) Previously filed on March 31, 2003, as Exhibit 21 to this Annual Report on Form 10-KSB.

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

                                   Q Comm International, Inc.


                                   By:   /s/ Paul C. Hickey

                                       Paul C. Hickey,
                                       Chief Executive Officer and Chairman
                                       of the Board of Directors

Date: May 20, 2003

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on May 20, 2003.

              Signature                                 Title
              ---------                                 -----
          /s/ Paul C. Hickey                Chief Executive Officer and Director
________________________________________
             Paul C. Hickey

       /s/  Michael K. Openshaw             Chief Financial Officer
________________________________________    (Principal Accounting Officer)
           Michael K. Openshaw

          /s/  Brae Burbidge                Director
________________________________________
              Brae Burbidge

           /s/ Lamond Woods                 Director
________________________________________
              Lamond Woods

          /s/  Brent Bingham                Director
________________________________________
              Brent Bingham

          /s/  Vicky Johnson                Director
________________________________________
              Vicky Johnson

                                 CERTIFICATION

   I, Paul C. Hickey, certify that:

     1. I have reviewed this annual report on Form 10-KSB/A of Q Comm International, Inc. (the "Company").

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

Date: May 20, 2003

                                   /s/ Paul C. Hickey

                                   Paul C. Hickey
                                   Chief Executive Officer

                                 CERTIFICATION

   I, Michael K. Openshaw, certify that:

     1. I have reviewed this annual report on Form 10-KSB/A of Q Comm International, Inc. (the "Company").

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

     5) The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

Date: May 20, 2003

                                   /s/ Michael K. Openshaw

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

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                                    CONTENTS


                                                                            PAGE
                                                                            ----
--  Independent Auditors' Report ........................................    F-2

--  Consolidated Balance Sheet, at December 31, 2002 ....................    F-3

--  Consolidated Statements of Operations, for the years ended
      December 31, 2002 and 2001 ........................................    F-4

--  Consolidated Statement of Stockholders' Equity (Deficit), for the
      years ended December 31, 2002 and 2001 ............................    F-5

--  Consolidated Statements of Cash Flows, for the years ended
      December 31, 2002 and 2001 ........................................    F-6

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

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                         For the Years Ended
                                                            December 31,
                                                      -------------------------
                                                         2002           2001
                                                      -----------   -----------
Revenues ..........................................   $24,028,002   $16,359,504
Cost of Goods Sold ................................    17,611,023    11,649,760
                                                      -----------   -----------
Gross Profit ......................................     6,416,979     4,709,744
                                                      -----------   -----------
Operating Expenses:
 Commissions and fees .............................     5,880,793     4,089,066
 Selling expenses .................................       307,734       282,009
 General and administrative expenses ..............     1,194,103     1,162,534
 Depreciation and amortization ....................       258,076       158,672
 Research and development .........................            --       146,490
 Accrued litigation settlements ...................       200,000            --
 Non-cash compensation ............................       842,986       276,722
                                                      -----------   -----------
   Total Operating Expenses........................     8,683,692     6,115,493
                                                      -----------   -----------
Loss from Operations ..............................    (2,266,713)   (1,405,749)
                                                      -----------   -----------
Other Income (Expense):
 Other Income .....................................         3,950        11,119
 Interest and Other Expense .......................       (34,802)     (155,586)
                                                      -----------   -----------
   Total Other Income (Expense)....................       (30,852)     (144,467)
                                                      -----------   -----------
Loss Before Income Taxes ..........................    (2,297,565)   (1,550,216)
Income Tax Expense ................................            --            --
                                                      -----------   -----------
Net Loss ..........................................   $(2,297,565)  $(1,550,216)
                                                      ===========   ===========
Basic Loss per Common Share .......................   $     (0.15)  $     (0.14)
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

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                            December 31,
                                                      -------------------------
                                                         2002           2001
                                                      -----------   -----------
Cash Flows from Operating Activities:
 Net loss .........................................   $(2,297,565)  $(1,550,216)
 Adjustments to reconcile net loss to net cash
   used by operating activities:
   Loss on disposal of property and equipment......        18,121         5,170
   Depreciation and amortization...................       258,076       158,672
   Non-cash compensation...........................       842,986       276,722
   Change in assets and liabilities:
    (Increase) decrease in accounts receivable ....       (22,386)      155,451
    Increase in inventory .........................      (142,982)      (22,509)
    Increase in other assets ......................       (20,516)         (820)
    Increase in accounts payable ..................       471,275       475,511
    Increase (decrease) in accrued liabilities ....       (26,633)      189,060
    Increase (decrease) in related party
      obligations..................................        (2,608)       78,771
    Increase in contingent liabilities ............       200,000            --
                                                      -----------   -----------
     Net Cash Used by Operating Activities ........      (722,232)     (234,188)
                                                      -----------   -----------
Cash Flows from Investing Activities:
 Purchase of property and equipment ...............      (573,428)     (549,362)
 Capitalized software development costs ...........      (814,748)     (632,742)
 Proceeds from sale of property and equipment .....        30,327            --
 Decrease in certificates of deposit ..............       100,000            --
                                                      -----------   -----------
     Net Cash Used by Investing Activities ........    (1,257,849)   (1,182,104)
                                                      -----------   -----------
Cash Flows from Financing Activities:
 Issuance of common stock .........................     2,636,775       701,000
 Cash received from subscription receivable .......         4,050            --
 Payment of stock offering costs ..................      (141,114)           --
 Net decrease in lines of credit ..................            --       (63,368)
 Proceeds from notes payable ......................            --       200,000
 Proceeds from convertible notes payable ..........            --       450,000
 Payment on notes payable .........................      (570,124)     (154,825)
 Payments on convertible notes payable ............      (237,900)           --
 Payments on capital lease obligation .............        (5,043)         (753)
 Increase in bank overdraft .......................       406,624       188,920
                                                      -----------   -----------
     Net Cash Provided by Financing Activities ....     2,093,266     1,320,974
                                                      -----------   -----------
Net Increase (Decrease) in Cash ...................       113,187       (95,318)
Cash, Beginning of Period .........................         2,422        97,740
                                                      -----------   -----------
Cash, End of Period ...............................   $   115,609   $     2,422
                                                      ===========   ===========
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:
   Interest expense................................   $     9,205   $    27,238
   Capitalized interest............................   $    73,710   $    26,632
   Income taxes....................................   $       100   $        --

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

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (Continued)

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

NOTE 2 - PROPERTY & EQUIPMENT

   The following is a summary of property and equipment at December 31, 2002:

      Point of sale equipment.............................    $1,134,961
      Office and computer equipment.......................       140,349
                                                              ----------
      Total cost..........................................     1,275,310
      Accumulated depreciation............................      (239,808)
                                                              ----------
      Property & equipment, net...........................    $1,035,502
                                                              ==========

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

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

   If SFAS No. 142 had been applied in all years presented, it would have the following effects:

                                                            December 31,
                                                      -------------------------
                                                         2002          2001
                                                     -----------    -----------
      Net loss as reported .......................   $(2,297,565)   $(1,550,216)
      Add amortization of assets no longer being
       amortized .................................            --         44,968
                                                     -----------    -----------
      Adjusted net loss ..........................   $(2,297,565)   $(1,505,248)
                                                     ===========    ===========

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

   Information related to capitalized softwaredevelopment costs at December 31, 2002 is as follows:

      Capitalized software, beginning of year...................    $  636,220
      Capitalized during the year...............................       814,748
                                                                    ----------
      Capitalized software, end of year.........................     1,450,968
      Accumulated amortization..................................      (120,915)
                                                                    ----------
      Capitalized software, net.................................    $1,330,053
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

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

   A summary of maturities of all long-term debt as of December 31, 2002 is as follows:

      2003.....................................................    $ 74,907
      2004.....................................................      49,980
      2005.....................................................      57,514
      2006.....................................................      60,196
                                                                   --------
      Total....................................................     242,597
      Less current portion.....................................     (74,907)
                                                                   --------
      Long-term portion........................................    $167,690
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

   Total future minimum lease payments, including interest and other costs, are as follows:

      2003.....................................................    $ 9,845
      2004.....................................................      9,845
      2005.....................................................      8,204
                                                                   -------
      Total....................................................     27,894
      Less interest and other costs............................     (7,248)
                                                                   -------
      Present value of future minimum lease payments...........     20,646
      Less current portion.....................................     (5,892)
                                                                   -------
      Long-term portion........................................    $14,754
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

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

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

NOTE 10 - CAPITAL STOCK -- (Continued)

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

NOTE 11 - STOCK OPTIONS AND WARRANTS

   A summary of the status of options granted to employees at December 31, 2002 and 2001, and changes during the years then ended are as follows:

                                                                                   2002                            2001
                                                                       ----------------------------    ----------------------------
                                                                                   Weighted Average                Weighted Average
                                                                        Shares      Exercise Price      Shares      Exercise Price
                                                                      ---------    ----------------    ---------   ----------------
Outstanding at beginning of year ..................................   3,790,000          $1.08         1,655,000         $1.34
Granted ...........................................................     325,000          $1.00         3,020,000         $1.02
Exercised .........................................................          --          $  --                --         $  --
Forfeited .........................................................     390,000          $1.12           264,000         $1.44
Expired ...........................................................     654,684          $1.00           621,000         $1.60
                                                                      ---------          -----         ---------         -----
Outstanding at end of year ........................................   3,070,316          $1.03         3,790,000         $1.03
                                                                      =========                        =========
Exercisable at end of year ........................................   1,030,000          $1.08         1,030,000         $1.08
Weighted average fair value of options granted ....................     325,000          $ .57         3,020,000         $ .69

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

NOTE 11 - STOCK OPTIONS AND WARRANTS -- (Continued)

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

                                                         2002          2001
                                                     -----------    -----------
      Net Income                 As reported .....   $(2,297,565)   $(1,550,216)
                                 Pro forma .......   $(2,698,369)   $(2,258,918)
      Basic earnings per share   As reported .....   $      (.15)   $      (.14)
                                 Pro forma .......   $      (.17)   $      (.21)

   The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2002 and 2001: expected dividend yields of zero, expected life of 5 years, expected volatility of 140%, and risk-free interest rates of 3.1% and 4.6%, respectively.

   A summary of the status of options and warrants granted to non-employees at December 31, 2002 and 2001, and changes during the years then ended are as follows:

                                                                                 2002                             2001
                                                                     ----------------------------    ------------------------------
                                                                                 Weighted Average                  Weighted Average
                                                                      Shares      Exercise Price       Shares       Exercise Price
                                                                    ---------    ----------------    -----------   ----------------
Outstanding at beginning of year ................................   2,573,383          $1.21           1,279,987         $1.90
Granted .........................................................     167,500           1.62           3,215,334           .67
Exercised .......................................................    (179,445)           .89          (1,646,667)          .37
Forfeited .......................................................          --             --                  --            --
Expired .........................................................    (475,271)          2.11            (275,271)         2.98
                                                                    ---------                        -----------
Outstanding at end of year ......................................   2,086,167          $1.06           2,573,383         $1.21
                                                                    ---------                        -----------
Exercisable at end of year ......................................   2,086,167                        $ 2,573,383         $1.21
                                                                    ---------                        -----------
Weighted average fair value of
  options granted................................................     167,500          $ .59           3,215,334         $ .10
                                                                    ---------                        -----------

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

NOTE 11 - STOCK OPTIONS AND WARRANTS -- (Continued)

   A summary of the status of the options and warrants outstanding to non-employees of the Company at December 31, 2002 is presented below:

                                                              Options Outstanding                         Options Exercisable
                                               --------------------------------------------------    ------------------------------
                  Range of                                   Weighted Average    Weighted Average                  Weighted Average
                  Exercise                       Number          Remaining           Exercise          Number          Exercise
                   Prices                      Outstanding   Contractual Life          Price         Exercisable         Price
-------------------------------------------    -----------   ----------------    ----------------    -----------   ----------------
               $0.40 -- $0.50                      65,000        1.9 years             $0.48             65,000          $0.48
               $0.90 -- $1.25                   1,853,667        1.4 years             $1.00          1,853,667          $1.00
               $1.50 -- $1.65                     167,500        2.2 years             $1.62            167,500          $1.62
                                                ---------                                             ---------
                                                2,086,167                                             2,086,167
                                                ---------                                             ---------

   The fair value of each option and warrant granted to non-employees is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2002 and 2001: risk-free interest rates of 2.7% and 4.5%, expected dividend yields of zero, expected life of 2.5 and 3.7 years, and historical volatility of 141% and 169%, respectively.

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

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

   The components of income tax expense from continuing operations for the years ended December 31, 2002 and 2001 consist of the following:

                                                                  2002         2001
                                                              -----------    ---------
      Current income tax expense:
      Federal .............................................   $        --    $      --
      State ...............................................            --           --
                                                              -----------    ---------
      Current tax expense .................................   $        --    $      --
                                                              ===========    =========
      Deferred tax expense (benefit) arising from:
      Excess of tax over financial accounting depreciation    $   235,438    $ 303,790
      Deferred compensation ...............................       (69,378)     (35,172)
      Net operating loss carryforwards ....................    (1,000,330)    (780,189)
      Valuation allowance .................................       843,647      522,563
      Other ...............................................        (9,377)     (10,992)
                                                              -----------    ---------
      Net deferred tax expense ............................   $        --    $      --
                                                              ===========    =========

   Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

   A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                                         2002    2001
                                                                        -----    -----
      Computed at the expected statutory rate .......................    34.0%    34.0%
      State and local income taxes, net of federal benefit ..........     3.3      3.3
      Valuation allowance ...........................................   (36.7)   (33.7)
      Compensation due to issuance of options/warrants ..............    (2.2)    (4.2)
      Other .........................................................     1.6       .6
                                                                        -----    -----
      Income tax expense ............................................      --%      --%
                                                                        =====    =====

   The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset and liability at December 31, 2002:

      Deferred tax asset:
      Net operating loss carryforwards.................................    $ 2,698,179
      Deferred compensation and other..................................        124,919
                                                                           -----------
         Total deferred tax asset......................................      2,823,098
                                                                           -----------
      Valuation Allowance..............................................    $(2,283,870)
                                                                           -----------
         Net deferred tax asset........................................    $   539,288
                                                                           ===========
      Deferred tax liability:
      Excess of tax over financial accounting depreciation.............    $   539,288
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

NOTE 14 - SIGNIFICANT CUSTOMERS

   The Company has three significant customers, Iowa Wireless, Cellcards and Hargray Wireless, that accounted for 29.7%, 27.6% and 13.4%, respectively, of revenues for the year ended December 31, 2002.

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