Form 10KSB/A
period 2002-12-31
Q COMM INTERNATIONAL INC
filed 2003-06-12
CIK 1102901

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                ----------------


                                 FORM 10-KSB/A

                                Amendment No. 2

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

                      DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE
===============================================================================

                           Q COMM INTERNATIONAL, INC.
                          Form 10-KSB/A Annual Report

                               TABLE OF CONTENTS

                                                                                                                     Page
PART I                                                                                                               ----
  Item 1.     Description of Business .............................................................................    2
  Item 2.     Description of Property .............................................................................   16
  Item 3.     Legal Proceedings ...................................................................................   16
  Item 4.     Submission of Matters to a Vote of Security Holders .................................................   16
PART II
  Item 5.     Market for Common Equity and Related Stockholder Matters ............................................   17
  Item 6.     Management's Discussion and Analysis or Plan of Operations ..........................................   18
  Item 7.     Consolidated Financial Statements ...................................................................   25
  Item 8.     Changes in and Disagreements With Accountants on Accounting and Financial
               Disclosure .........................................................................................   43
PART III
  Item 9.     Directors and Executive Officers ....................................................................   44
  Item 10.    Executive Compensation ..............................................................................   46
  Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters ................................................................................   48
  Item 12.    Certain Relationships and Related Transactions ......................................................   50
  Item 13.    Exhibits, List and Reports on Form 8-K ..............................................................   51
  Item 14.    Control and Procedures ..............................................................................   51
SIGNATURES ........................................................................................................   52
CERTIFICATIONS ....................................................................................................   53

                                INTRODUCTORY NOTE

   This Amendment No. 1 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 2002, as filed by the Registrant on March 31, 2003, is being filed to expand and clarify disclosure under: (i) Item 1. Description of Business; (ii) Item 5. Market for Common Equity and Related Stockholder Matters; (iii) Item 12. Certain Relationships and Related Transactions; and (iv)
Item 13. Exhibits and make other minor changes.

                                     PART I

Item 1. Description of Business

Overview

   Our historical business has consisted of the purchase and resale of prepaid telephone products through point of sale terminals that we provide and that are located in retail establishments in the United States, Puerto Rico and, recently, Canada. Having initially used third-party software and equipment to support these sales, in September 2002 we introduced our new proprietary Qxpress system, which includes the Qxpress 200 terminal and the software used in our data center to process purchases of prepaid products. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

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

   Transaction processing and information management services are used by many different businesses in a variety of contexts. For example, credit card companies are significant users of these services for post-paid transactions. Our system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. Telecommunication carriers, such as Verizon, Cingular, T Mobile and AT&T sell their prepaid wireless services either directly or through distributors who purchase these products at rates significantly lower than those that could be obtained by individual consumers and small businesses. These distributors often purchase prepaid telecommunication products from different carriers, then resell these products in smaller quantities to their established networks of retail outlets, such as convenience stores, check cashing stores, newsstands, grocery stores and discount stores. Qxpress can also be used to sell and reload prepaid credit cards and we anticipate that it will be able to accommodate money transfer services by the end of June 2003.

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

   We will seek to expand our presence in the prepaid telecommunications market. We believe that the prepaid telecommunications market by itself presents an attractive opportunity for us. Currently, we purchase wireless telecommunications products from 10 carriers and distribute Qxpress 200 through more than 50 brokers, agents and other intermediaries. We believe we can expand our existing relationships with carriers and independent sales organizations as well as enter into new relationships to purchase and distribute prepaid telecommunication products and services. For example, we recently entered into an agreement with PreCash Corporation, discussed in greater detail below, which has the right to process payments for Sprint ClearPay, the prepaid version of Sprint PCS in the United States. In addition, we intend to enter into direct strategic relationships with large retail chains to distribute prepaid products and services through their stores.

   We will develop new products and applications. Until now we have focused almost exclusively on prepaid telecommunication services market, particularly prepaid wireless products. However, Qxpress 200 can be adapted to accommodate almost any other prepaid product. For example, we are currently active with two large distributors of prepaid MasterCards.

   Second, in 2002, we entered into an agreement with EGX Electronic Funds Transfer, Inc., one of the largest providers of electronic money transfer services in the world. Electronic money transfer is a high volume, highly profitable business that has come under increased scrutiny as a result of the war on terrorism. The Patriot Act, enacted in response to the terrorist attacks of 9/11, imposes new regulations on the international money transfer business. The Patriot Act requires that senders of funds must provide detailed information relating to their identity and the source of those funds. This has put a tremendous strain on companies that are in this business. Basically, their employees have to be retrained to know what information is required, to make sure that all forms are properly completed and they must retain those records for a specified number of years. Their failure to comply with these regulations may result in fines and other types of enforcement action. As a result of our agreement with EGX, we developed a new software module for the Qxpress 200 terminal that enables it to facilitate electronic transfers of cash. The software that we developed for this application creates an interactive question and answer venue designed to generate the information needed to comply with the law. The system will issue a PIN allowing a transfer to occur only if all the information has been entered properly. In addition, the information is stored in the system for as long as necessary. We do not expect that the EGX agreement will be implemented in its current form. However, having developed the software, we can now market Qxpress to other companies in the electronic funds transfer business.

   Third, we recently entered into an agreement with PreCash Corporation, a wholly-owned subsidiary of PreNet, Inc., under which we will process electronic payments transactions through our Qxpress system. PreCash has developed a payment system using its privately labeled magnetic striped cards that enable cardholders to deposit funds, by cash, check or credit or debit card, at a point of sale into various electronic accounts maintained by card issuers, such as prepaid wireless accounts. Unlike our other prepaid products, PreCash transactions do not involve the issuance of PINs. In order to fulfill our obligations under the PreCash agreement, we developed a software module that enables the Qxpress 200 terminal to process PINless transactions by having the merchant pass the PreCash card through the magnetic reader on the Qxpress 200 terminal. Under our agreement with PreCash, each merchant can charge up to $5 to process a PreCash transaction over the Qxpress system, which is then divided up between us, the relevant distributor and the merchant. The agreement with PreCash is for one year and renews automatically for successive one-year periods unless either party gives 60 days notice of its desire not to renew.

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

   We will seek to expand internationally. Currently, virtually all of our operations are in the United States and Puerto Rico. Historically, we derived less than one percent of our annual revenues from international operations. In the first quarter of 2003 we commenced operations in Canada, establishing a service bureau for a Canadian distributor. We expect that our international operations will grow quickly since the prepaid telecommunications market is much larger outside the United States than in the United States. For example, in some European and Asian countries prepaid wireless accounts for up to 80% of the wireless market. Given the maturity of the prepaid market in Europe, it is a natural market for our point-of-sale activation system. The same would be true for Asia and Latin America. In February 2002, we announced that we had entered into an exclusive five-year agreement with WGR Limited, a European telecommunications distributor, for the installation of a data center and the purchase of up to 26,000 Qxpress 200 terminals. In January 2003 we established a service bureau data center in Canada for a Canadian telecommunications distributor. We also began deploying Qxpress 200 terminals in Puerto Rico in the fourth quarter of 2002.

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

   We believe that the principal competitive factors in our market include the following:

   o Cost efficiencies;

   o Scope of service;

   o Quality of service;

   o Convenience;

   o Breadth of geographic presence;

   o Customer service;

   o Reliability; and

   o Availability of enhanced services.

   We believe our competitive strengths include the following:

   o Ease of use. We believe that our Qxpress 200 terminal is the only one in the market designed specifically for prepaid products. Other terminals are generally adaptations of terminals designed for other purposes, such as processing credit card transactions. In designing a terminal for the prepaid transaction industry, we were able to take into account the specific needs of that industry. For example, our terminal includes an advertising display screen facing the customer, hot keys for commonly sold products, and a user training module included in the terminal. The success of this strategy has already begun to manifest itself by the strong market response to our new terminal.

   o Versatility and flexibility. We are able to offer our customers a wide array of products, both with a large number of product types and with several different carriers for products. Our business model allows customers to sell their own products through our terminals as well, while several of our competitors require their customers to only sell products supplied by the competitor.

   o Turn-key solution. We are one of the few companies in this industry that have developed a proprietary terminal that communicates directly with an accompanying data center to record and process transactions. This gives us total control of the transaction from beginning to end, which allows us to ensure service quality for our customers.

   o Ability to customize. Since we own the "front end" (terminal) and "back end" (data center) of the process, we are able to develop custom applications for customers in a relatively short time frame. We employ several experienced programmers in order to quickly respond to such requests. Examples of these requests include items ranging from custom reporting of transactions to enabling the terminal to process different types of transactions, such as money transfers and PINless magnetic card swipes.

   o Scalable, efficient operating structure. As a result of our technology, we can easily expand our operations without significantly increasing our fixed costs. Because all transactions are processed through our data center, we believe that our existing infrastructure can support a much higher revenue base. We believe this will be a significant competitive advantage as our business grows.

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

   We have filed multiple provisional patent applications in the United States relating to our proprietary technology, including, (i) design patent application, serial number 29/169,739, filed on October 25, 2002, for our "point-of-sale-activation device," (ii) patent application, serial number 10/ 351,493, filed on January 23, 2003, covering: "system and method for distributing inventory for point-of-sale-activation services," (iii) patent application, serial number 10/350,198, filed on January 23, 2003, covering:
"point-of-sale-activation device," and (iv) patent application, serial number 10/350,203, filed on January 23, 2003, covering: "system and method for point-of-sale training concerning prepaid service transactions." These patent applications are currently pending. We cannot assure you that any allowed patent claims will result from these applications, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

   From the date on which we became aC corporation in 1998 through December 31, 2002, we incurred cumulative losses of $7.5 million. For the years ended December 31, 2001 and 2002 net losses were $1.55 million and $2.3 million respectively. Unless we can significantly increase the number of our Qxpress 200 terminals in use, we will continue to incur losses for the foreseeable future. Due to our lack of liquidity, we have not been able to contract-manufacture and deploy a sufficient number of these new terminals to enable us to achieve profitability.

We have a significant working capital deficit. As a result, we have not been able to contract-manufacture our new point-of-sale terminal and increase our revenues.

   At December 31, 2002, we had a working capital deficit of $1.6 million. This has impaired our ability to obtain vendor or other commercial credit. As a result, we have not been able to contract-manufacture additional Qxpress 200 terminals and increase the number of Qxpress 200 terminals in use, which, in turn has had a negative impact on our revenue growth.

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

The future success of our business will require a substantial marketing effort on our part, including expending significant amounts of capital that could otherwise be used to purchase or develop new products.

   Currently, the established delivery method for prepaid products is vouchers and hard cards. Our future success depends on our ability to successfully market our point-of-sale activation system as the preferred distribution method. This will require us to allocate a significant amount of our working capital to sales and marketing. This will reduce the amount of working capital available to develop new products and services that might have a greater positive impact on our revenue.

Most of our revenue growth is derived from from a single class of product -- prepaid wireless -- which makes us particularly vulnerable to changes in consumer preferences and market saturation.

   Although we currently offer a variety of prepaid products, 92% of our revenue for the year ended December 31, 2002 was generated from sales of prepaid wireless products. The market for prepaid wireless has experienced substantial growth in past years. Our revenues have grown as this market has developed and expanded in the United States. We cannot assure you that this market will continue to grow. If it does not and we do not develop new products, our rate of revenue growth could decline rapidly, resulting in higher net losses.

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

We depend on brokers and other intermediaries to distribute our point-of-sale terminals. Our relationships with these brokers are usually short-term, non-exclusive arrangements, which can be terminated at will. As a result, we cannot prevent them from selling competitive products or discontinuing their relationship with us.

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

Most of our business is placed through a small number of brokers. The loss of any one of these accounts could reduce our revenues.

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

We have no control over the prices vendors charge us for their products and we cannot always pass through price increases to our customers. As a result, price increases usually have a depressive impact on our margins and profitability.

   We depend on suppliers to provide us with prepaid products that we can resell. We have no control over the prices they charge us. For example, recently Verizon, one of our largest suppliers, reduced the discount that they offer to resellers on their prepaid wireless products. While, in this case, we were able to pass along this reduction to the brokers and merchants, this is not always possible. Depending on the competitive environment, increases in the costs of our products may reduce our margins.

If we do not protect our proprietary technology and intellectual property rights against infringement or misappropriation, and defend against third parties assertions that we have infringed on their intellectual party rights, we may lose our competitive position in the markets in which we operate.

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

   Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our point-of-sale terminals or the source code to our software or to obtain or use information that we regard as proprietary. The scope of any proprietary rights that we may have is uncertain and is not sufficient to prevent others from developing and selling competing products and services, which could have a material adverse effect on our business. In addition, third parties may assert infringement claims against us or claim that we have violated their intellectual property rights. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we may have to incur substantial costs. We may not have the financial resources to prosecute any infringement claims we may have or defend any infringement claims that are brought against us. Even if we do, defending or prosecuting our proprietary rights will divert valuable working capital and management's attention from business and operational issues.

If we cannot raise capital at a time when we need to do so, we may not be able to adequately and timely respond to competitive developments.

   In the future, we may need to raise additional capital to meet the capital requirements of our business or to take advantage of expansion or acquisition opportunities. If we are unable to do so, we may not be able to increase our revenues or achieve profitability. Even if we are able to secure additional capital by selling equity or equity-linked securities, these securities could dilute the ownership percentage of our existing stockholders. The securities that we might sell could also have rights, preferences or privileges senior to those of our common stock. We cannot assure you that we will be able to obtain additional financing when needed on acceptable terms or at all. We have no commitments for any additional financing. If we are unable to obtain additional financing when needed, the price of our common stock could decline significantly.

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

Significant rapid growth could strain our internal resources, which could lead to a lower quality of customer service, reporting problems and delays in meeting important deadlines. If we do not upgrade our internal systems and controls we may not be able to manage this growth properly.

   Any significant revenue growth will strain our existing financial and sales and marketing resources. The accounting system we currently use is marginally adequate for a company of our size. We will likely need to purchase new accounting software and to hire one or two new people for our accounting department. Similarly, our sales department must be expanded from its current level of two persons. Qualified sales personnel are in great demand and we cannot assure you that we will be able to hire a sufficient number of competent sales people in a short amount of time. Expanding our operations will increase the demands on our senior management and our customer service departments. We will need to continually improve our management, operational, financial and other departments to manage our growth properly and any failure to do so may lead to inefficiencies and/or redundancies and may impair our ability to provide accurate and timely information and reports to our stockholders.

The market price of our common stock has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.

   Our stock price has been extremely volatile, fluctuating over the last two years between $0.20 and $2.08. These fluctuations have been unrelated to or disproportionately affected by our operating performance. The market price of our common stock could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond our control. These factors may include one or more of the following:

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

The existence of outstanding options, warrants and convertible securities may preclude us from obtaining additional equity financing.

   The existence of outstanding options, warrants and convertible securities could make it more difficult to obtain or increase the cost of additional equity financing. The holders of these options and warrants have the opportunity to profit from a rise in the value or market price of our common stock and to exercise them at a time when we could obtain equity capital on more favorable terms than those contained in these securities.

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

Item 4. Submission of Matters to a Vote of Security Holders

   None

                                    PART II


Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

   Our common stock is traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "QCCM". The following table sets forth, for the periods indicated, the range of high and low sales and bid prices for our common stock. Bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The sales information is available online at http://finance.yahoo.com and the bid information was provided to us by the OTC Bulletin Board.

                                              Sales Price        Bid Price
                                             -------------     -------------
                                             High     Low      High     Low
                                             -----   -----     -----   -----
   2001
     First Quarter.......................    $0.66   $0.25     $0.56   $0.26
     Second Quarter......................    $0.72   $0.20     $0.69   $0.20
     Third Quarter.......................    $0.87   $0.26     $0.85   $0.26
     Fourth Quarter......................    $2.00   $0.77     $1.95   $0.75
   2002
     First Quarter.......................    $2.08   $1.25     $2.45   $1.25
     Second Quarter......................    $2.00   $1.28     $1.97   $1.26
     Third Quarter.......................    $1.57   $0.44     $1.53   $0.36
     Fourth Quarter......................    $0.97   $0.51     $0.92   $0.51

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

Item 6. Management's Discussion and Analysis or Plan of Operations

Overview

   Our principal source of revenue has been the resale of prepaid telecommunication products that we purchase from suppliers of wireless, long distance and other products or from distributors who purchase these products from suppliers. Historically, revenues from international operations have accounted for less than 1% of annual revenues. In the first quarter of 2003, we began generating revenues from a customer in Canada. We expect that revenues from international operations will grow over the next few years and will represent a more meaningful portion of our overall revenues, particularly as prepaid wireless is much more common and accepted in Europe, Asia and Latin America than it is in North America.

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

Years ended December 31, 2002 and 2001

   Revenues. Revenues for 2002, were $24.0 million compared to $16.4 million for 2001, an increase of $7.6 million, or 46.9%. We believe this increase is attributable to the following factors listed in the order of their impact on our revenues: (i) market acceptance of the Qxpress system; (ii) an increase in the number of terminals installed; and (iii) an increase in the number of transactions per terminal. We expect each of these factors to contribute to further revenue growth in the foreseeable future. While our existing customers have the option of switching to the service bureau model, we do not anticipate that to happen. Rather, we expect most of our revenue under the service bureau model will come from new international and domestic accounts. Except for an insignificant amount of revenue derived from sales in Puerto Rico, all of our revenue for 2001 and 2002 was from U.S. sources.

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

Item 7. Consolidated Financial Statements


                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                                    CONTENTS


                                                                           PAGE
                                                                           ----
--  Independent Auditors' Report ........................................   26

--  Consolidated Balance Sheet, at December 31, 2002 ....................   27

--  Consolidated Statements of Operations, for the years ended
      December 31, 2002 and 2001 ........................................   28

--  Consolidated Statement of Stockholders' Equity (Deficit), for the
      years ended December 31, 2002 and 2001 ............................   29

--  Consolidated Statements of Cash Flows, for the years ended
      December 31, 2002 and 2001 ........................................   30

--  Notes to Consolidated Financial Statements ..........................   32

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

NOTE 2 - PROPERTY -- (Continued)

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

NOTE 7 - LONG-TERM DEBT -- (Continued)

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

NOTE 9 - LITIGATION AND CONTINGENCIES -- (Continued)

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

NOTE 12 - INCOME TAXES -- (Continued)

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

NOTE 17 - SUBSEQUENT EVENTS -- (Continued)

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

Employment Agreements

   We have entered into employment agreements with our chief executive officer, Paul Hickey, and with our president, Stephen Flaherty. Mr. Hickey's agreement is for an initial three-year term ending on December 31, 2005. The agreement is automatically extended for successive one-year periods unless either party gives the other 180 days prior notice that it elects not to extend the agreement. Under the agreement, Mr. Hickey receives an annual base salary of $120,000, which may be increased in the sole discretion of the compensation committee, plus incentive compensation, which also is at the discretion of the compensation committee. We may terminate this agreement at any time for "cause". If we terminate the agreement without "cause", or if Mr. Hickey terminates the agreement for "good reason", including following a "change in control", he is entitled to a lump sum payment equal to two times the sum of
(a) his then base salary and (b) the average cash incentive compensation over the immediately preceding three years. In addition, any stock options held by him will vest immediately. In the event of his death, we will continue to pay his base salary to his estate for 12 months. If we elect not to extend the employment agreement, or we terminate the agreement without "cause", or Mr. Hickey terminates the agreement for "good reason", we agreed to release Mr. Hickey from any obligations he may have to us at that time and any amounts we owe to him will become immediately due and payable. In addition, if Mr. Hickey is still a guarantor of any of our obligations, we must pay him, in a lump sum, an amount equal to his average annual compensation for the last three years. During the term of the agreement and for one year following its termination or expiration, Mr. Hickey is prohibited from competing with us so long as we have not terminated the agreement without cause or that he has not terminated the agreement for good reason. Mr. Hickey may terminate the agreement at any time without cause.

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

   We have agreed to indemnify Paul Hickey against any and all costs, fees, expenses, damages and liabilities that he may incur in connection with the matter of Dallin Bagley v. Paul Hickey filed on October 22, 2001 and pending in the Third District Court in Salt Lake County, Utah. We indemnified Mr. Hickey because the plaintiff's allegations relate to a matter in which Mr. Hickey acted in the interest of Q Comm. Specifically, the lawsuit relates to a financing transaction. Mr. Bagley, who was a Q Comm stockholder at the time, threatened to revoke his consent to the transaction unless Mr. Hickey agreed to give him an option to purchase 20,000 shares of Q Comm stock at a nominal price. Since we needed the financing, Mr. Hickey agreed. When Bagley tried to exercise his option, Mr. Hickey claimed the option was unenforceable. Bagley then sued Mr. Hickey, claiming breach of contract and that, as a result, he had suffered damages to the extent of $400,000. A hearing is scheduled for March 31, 2003 at which time the court will consider plaintiff's motion for partial summary judgement that the option agreement is enforceable and defendant's motion for leave to file an amended answer and counterclaim.

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

Item 13. Exhibits, List and Reports on Form 8-K

   (a) Exhibits:

  Exhibit
    No.       Description
  -------     -----------
 3.1(i)       Articles of Incorporation (1)
 3.1(ii)      Articles of Amendment to Articles of Incorporation (1)
 3.2          Bylaws (1)
 4.1          Specimen Stock Certificate (2)
 4.2          Form of 12% Secured Convertible Debenture due March 31, 2004 (3)
 4.3          Form of Common Stock Purchase Warrant expiring on March 31, 2008 (4)
10.1          Form of Securities Purchase Agreement for the sale of the instruments described in exhibits 4.2 and 4.3 above (5)*
21            Subsidiary Schedule(6)
23            Consent of Auditors*
99.1          Chief Executive Officer Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the
              Sarbanes-Oxley Act of 2002*
99.2          Chief Financial Officer Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the
              Sarbanes-Oxley Act of 2002*

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

                                   Q Comm International, Inc.


                                   By:   /s/ Paul C. Hickey

                                       Paul C. Hickey,
                                       Chief Executive Officer and Chairman
                                       of the Board of Directors

Date: June 12, 2003

   In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on June 12, 2003.

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

Date: June 12, 2003

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

Date: June 12, 2003

                                   /s/ Michael K. Openshaw

                                   Michael K. Openshaw
                                   Chief Financial Officer