Form 10QSB/A
period 2003-03-31
Q COMM INTERNATIONAL INC
filed 2003-06-12
CIK 1102901

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                ----------------



                                  FORM 10-QSB/A

                                 Amendment No. 1

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

                               INTRODUCTORY NOTE

         This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2003, as filed by the Registrant on May 15, 2003, is being filed to: (i) move the financial statements in front of the signature pages of the report; and (ii) make other minor changes.

                           Q COMM INTERNATIONAL, INC.
                              FORM 10-QSB/A REPORT

                                 March 31, 2003

                               TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Interim condensed financial statements
                  (unaudited)


Unaudited Condensed Consolidated Balance Sheets,
      March 31, 2003 and December 31, 2002                                   2


Unaudited Condensed Consolidated Statements of
      Operations, for the three months ended
      March 31, 2003 and 2002                                                3


Unaudited Condensed Consolidated Statements of
      Cash Flows, for the three months ended
      March 31, 2003 and 2002                                                4


Notes to Unaudited Condensed Consolidated Financial
      Statements                                                             6


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                         16

         Item 3.  Controls and Procedures                                   22

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                          23

         Item 2. Changes in Securities and Use of Proceeds                  23

         Item 6. Exhibits and Reports on Form 8-K                           23

SIGNATURES                                                                  24

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET


                                                        March 31,   December 31,
                                                          2003          2002
                                                      -----------   -----------
                                     ASSETS
Current Assets:
       Cash in bank                                   $   566,887   $   115,609
       Accounts receivable, net                           191,946        51,699
       Inventory                                          336,026       165,491
       Deferred taxes                                     539,228       539,228
                                                      -----------   -----------
            Total Current Assets                        1,634,087       872,027
                                                      -----------   -----------

Property & Equipment, net                               1,196,251     1,035,502

Other Assets:
       Capitalized software development costs, net      1,377,442     1,330,053
       Goodwill, net                                      144,580       144,580
       Deferred stock offering costs                      314,857        67,115
       Deposits                                            24,074        24,074
                                                      -----------   -----------
            Total Other Assets                          1,860,953     1,565,822
                                                      -----------   -----------
            Total Assets                              $ 4,691,291   $ 3,473,351
                                                      ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
       Bank overdraft                                 $   253,074   $   595,544
       Accounts payable                                 1,810,041     1,229,701
       Accrued expenses                                   342,342       226,635
       Notes payable                                       31,350        31,350
       Convertible notes and debentures
        - current portion                                 101,294        43,557
       Capital lease obligations
        - current portion                                  26,295         5,892
       Contingent liabilities                             359,235       359,235
                                                      -----------   -----------
            Total Current Liabilities                   2,923,631     2,491,914
                                                      -----------   -----------

Long-term Obligations:
       Convertible notes payable                          245,826       167,690
       Capital lease obligations                           53,471        14,754
       Related party obligations                          420,959       410,692
       Deferred taxes                                     539,228       539,228
                                                      -----------   -----------
            Total Long-term Obligations                 1,259,484     1,132,364
                                                      -----------   -----------
            Total Liabilities                           4,183,115     3,624,278
                                                      -----------   -----------

Stockholders' Equity (Deficit):
       Common stock, $.001 par value,
        50,000,000 shares authorized, 21,555,674
        and 19,026,652 shares issued and
        outstanding, respectively                          21,556        19,027
       Capital in excess of par value                   8,907,024     7,494,098
       Retained deficit                                (8,305,606)   (7,533,102)
                                                      -----------   -----------
                                                          622,974       (19,977)
       Less stock subscription receivable                (114,798)     (130,950)
                                                      -----------   -----------
            Total Stockholders' Equity (Deficit)          508,176      (150,927)
                                                      -----------   -----------
            Total Liabilities and Stockholders'
             Equity (Deficit)                         $ 4,691,291   $ 3,473,351
                                                      -----------   -----------

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

   We have agreed to indemnify our chief executive officer, Paul Hickey, against any and all costs, fees, expenses, damages and liabilities that he may incur in connection with the matter of Dallin Bagley v. Paul Hickey, filed on October 22, 2001 and pending in the Third District Court in Salt Lake County, Utah. We indemnified Mr. Hickey because the plaintiff's allegations relate to a matter in which Mr. Hickey acted in the interests of Q Comm. Specifically, the lawsuit relates to a financing transaction. Mr. Bagley, who was a Q Comm stockholder at the time, threatened to revoke his consent to the transaction unless Mr. Hickey agreed to give him an option to purchase 20,000 shares of Q Comm stock at a nominal price. Since we needed the financing, Mr. Hickey agreed. When Bagley tried to exercise his option, Mr. Hickey claimed the option was unenforceable. Bagley then sued Mr. Hickey, claiming breach of contract and that, as a result, he had suffered damages to the extent of $400,000. On March 31, 2003, at a hearing, the court granted plaintiff's motion for partial summary judgment that the option agreement was enforceable and denied defendant's motion for leave to file an amended answer and counteclaim. No decision has been made as to the extent of plaintiff's damages or the relief to which he is entitled. Mr. Hickey is currently in the process of appealing this decision.

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


                                     Q Comm International, Inc
                                     (Registrant)

Date: June 12, 2003                  /s/ Paul Hickey
                                     ---------------
                                     Paul Hickey
                                     Chief Executive Officer

Date: June 12, 2003                  /s/ Michael Openshaw
                                     --------------------
                                     Michael Openshaw
                                     Chief Financial Officer
                                     (Principal Accounting Officer)

                                 CERTIFICATIONS

I, Paul Hickey, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Q Comm International, Inc.;

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

Date: June 12, 2003
                                         /s/ Paul Hickey
                                         ---------------
                                         Paul Hickey
                                         Chief Executive Officer

I, Michael Openshaw, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Q Comm International, Inc.;

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

Date: June 12, 2003

                                         /s/ Michael Openshaw
                                         --------------------
                                         Michael Openshaw
                                         Chief Financial Officer