Form 10QSB/A
period 2002-03-31
Q COMM INTERNATIONAL INC
filed 2003-06-16
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


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

                                INTRODUCTORY NOTE

            This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended March 31, 2002, as filed by the Registrant on May 15, 2002, is being filed to: (i) move the financial statements from the exhibit portion of the filing into the report; (ii) delete any references to the Private Securities Litigation Reform Act of 1995; (iii) include as Exhibits 99.1 and 99.2, the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and (iv) make other minor changes.



                               Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
                                          FORM 10-QSB/A REPORT
                                             March 31, 2002
                                           TABLE OF CONTENTS


                                                                                          PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Interim Unaudited Condensed Consolidated Financial Statements

                     Balance Sheet - March 31, 2002 and December 31, 2001                   4

                     Statements of Operations For the Three-Month Periods
                     Ended March 31, 2002 and 2001                                          5

                     Statements of Cash Flows For the Three-Month Periods Ended
                     March 31, 2002 and 2001                                            6 - 7

                     Notes to Interim Unaudited Condensed
                     Consolidated Financial Statements                                      8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                16

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                         21

         Item 2. Changes in Securities and Use of Proceeds                                 21

         Item 3. Defaults Upon Senior Securities                                           21

         Item 4. Submission of Matters to a Vote of Security Holders                       21

         Item 5. Other Information                                                         21

         Item 6. Exhibits and Reports on Form 8-K                                          21

SIGNATURES                                                                                 23

CERTIFICATIONS (Section 302 of the Sarbanes Oxley Act of 2002)                             24

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS

                                                       March 31,    December 31,
                                                         2002          2001
                                                     -----------    -----------
CURRENT ASSETS:
     Cash in bank                                    $   313,262    $     2,422
     Certificates of deposit                             100,000        100,000
     Accounts receivable                                  82,350         29,313
     Inventory                                            12,478         22,509
     Prepaid expenses                                     90,000           --
     Deferred taxes                                      303,790        303,790
                                                     -----------    -----------
               Total Current Assets                      901,880        458,034
                                                     -----------    -----------

PROPERTY & EQUIPMENT, net                                910,601        647,683
                                                     -----------    -----------
OTHER ASSETS:
     Goodwill, net                                       144,580        144,580
     Capitalized software development costs              845,058        636,220
     Deposits                                              3,558          3,558
                                                     -----------    -----------
               Total Other Assets                        993,196        784,358
                                                     -----------    -----------
                                                     $ 2,805,677    $ 1,890,075
                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                  $   391,872    $   188,920
     Accounts payable                                    474,170        758,426
     Accrued expenses                                    119,718        253,268
     Related party obligations                           415,943        413,300
     Notes payable                                       241,033        601,474
     Convertible notes payable - current portion         239,208        237,885
     Capital lease obligation - current portion            5,284          5,044
     Contingent liability                                159,235        159,235
                                                     -----------    -----------
               Total Current Liabilities               2,046,463      2,617,552
                                                     -----------    -----------
LONG TERM OBLIGATIONS:
     Convertible notes payable                           200,842        211,262
     Capital lease obligation                             19,232         20,645
     Deferred taxes                                      303,790        303,790
                                                     -----------    -----------
               Total Long-term Obligations               523,864        535,697
                                                     -----------    -----------
               Total Liabilities                       2,570,327      3,153,249
                                                     -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, 50,000,000
       shares authorized, 14,484,488 and 13,089,719
       shares issued and outstanding, respectively        14,485         13,090
     Capital in excess of par value                    5,778,204      4,094,273
     Retained deficit                                 (5,423,689)    (5,235,537)
                                                     -----------    -----------
                                                         369,000      1,128,174
     Less stock subscription receivable                 (133,650)      (135,000)
                                                     -----------    -----------
               Total Stockholders' Equity (Deficit)      235,350     (1,263,174)
                                                     -----------    -----------
                                                     $ 2,805,677    $ 1,890,075
                                                     ===========    ===========

         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                           For the Three
                                                           Months Ended
                                                             March 31,
                                                    ----------------------------
                                                        2002            2001
                                                    -----------     -----------
SALES, net of returns and allowances                $ 6,275,593     $ 1,853,930

COST OF GOODS SOLD                                    4,659,069       1,240,724
                                                    -----------     -----------
GROSS PROFIT                                          1,616,524         613,206
                                                    -----------     -----------
OPERATING EXPENSES:
     Commissions and fees                             1,461,116         516,636
     Selling expenses                                    64,017          50,598
     General and administrative                         241,006         287,480
     Depreciation and amortization                       29,099          31,096
                                                    -----------     -----------
               Total Operating Expenses               1,795,238         885,810
                                                    -----------     -----------
LOSS FROM OPERATIONS                                   (178,714)       (272,604)
                                                    -----------     -----------
OTHER INCOME (EXPENSE):
     Other income                                         1,315             661
     Interest and other expense                         (12,865)        (21,574)
                                                    -----------     -----------
               Total Other Income (Expense)             (11,550)        (20,913)
                                                    -----------     -----------
LOSS BEFORE INCOME TAXES
     AND EXTRAORDINARY ITEM                            (190,264)       (293,517)

CURRENT TAX EXPENSE                                        --              --

DEFERRED TAX EXPENSE                                       --              --
                                                    -----------     -----------
LOSS BEFORE EXTRAORDINARY ITEM                         (190,264)       (293,517)

EXTRAORDINARY ITEM - Gain on
     extinguishment of debt                               2,112           2,224
                                                    -----------     -----------

NET LOSS                                            $  (188,152)    $  (291,293)
                                                    -----------     -----------
BASIC LOSS PER COMMON SHARE:
     Loss from continuing operations                $      (.01)    $      (.03)
     Extraordinary item                                    --              --
                                                    -----------     -----------

BASIC LOSS PER COMMON SHARE                         $      (.01)    $      (.03)
                                                    -----------     -----------




         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.



                             Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              For the Three
                                                                              Months Ended
                                                                                March 31,
                                                                       --------------------------
                                                                           2002           2001
                                                                       -----------    -----------
Cash Flows from Operating Activities:
     Net loss                                                          $  (188,152)   $  (291,293)
     Adjustments to reconcile net
       loss to net cash used by
       operating activities:
        Gain on extinguishment of debt                                      (2,112)        (2,224)
        Loss on disposal of property and equipment                          21,878           --
        Depreciation and amortization expense                               29,099         31,096
        Stock and options/warrants issued for non-cash consideration          --          200,229
        Change in assets and liabilities:
           (Increase) decrease in accounts receivable                      (53,037)       175,549
           Increase in prepaid expenses                                       --         (121,323)
           (Increase) decrease in inventory                                 10,031        (35,640)
           Increase other assets                                              --          (87,518)
           Increase (decrease) in accounts payable                        (218,355)       183,596
           Increase (decrease) in accrued expenses                        (133,550)        53,162
           Increase in related party obligations                             2,643         47,835
                                                                       -----------    -----------
               Net Cash Provided (Used) by Operating Activities           (531,555)       153,469
                                                                       -----------    -----------
Cash Flows from Investing Activities:
     Purchase of property & equipment                                     (377,684)      (203,040)
     Capitalized software development costs                               (208,838)          --
                                                                       -----------    -----------
               Net Cash Used by Investing Activities                      (586,522)      (203,040)
                                                                       -----------    -----------
Cash Flows from Financing Activities:
     Issuance of common stock                                            1,645,575         40,000
     Payment of stock offering costs                                       (48,899)          --
     Net increase in lines of credit                                          --           19,800
     Payments on notes payable                                            (360,441)          --
     Payments on convertible notes payable                                  (9,097)          --
     Payments on capital lease obligation                                   (1,173)          --
     Increase in cash overdraft                                            202,952           --
                                                                       -----------    -----------
               Net Cash Provided by Financing Activities                 1,428,917         59,800
                                                                       -----------    -----------
Net Increase in Cash                                                       310,840         10,229

Cash, Beginning of Period                                                    2,422         97,740
                                                                       -----------    -----------
Cash, End of Period                                                    $   313,262    $   107,969
                                                                       -----------    -----------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest expense                                                $    21,618    $     5,565
       Capitalized interest                                            $    18,031    $      --
       Income taxes                                                    $      --      $      --


                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

     In 2002, the Company issued 50,544 shares of common stock for stock offering costs valued at $50,544.

     In 2002, the Company issued 46,632 shares of common stock for future legal services valued at $90,000.

     In 2002, the Company issued 43,368 shares of common stock in a cashless exercise of a common stock option.

     In 2002, the Company canceled 400,000 shares of common stock which had been issued as collateral for a loan.

     In 2001, the Company issued 626,000 shares of common stock for services rendered valued at $200,229, including stock offering costs of $87,518 and a reduction in accounts payable of $72,719.







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

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

     Intangible Assets - During the three months ended March 31, 2002, the Company adopted Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company has classified its goodwill as an indefinite-life intangible asset and accordingly has stopped recording amortization.

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

     Advertising Costs - Advertising costs are expensed as incurred. Such costs amounted to $5,230 and $4,156 during the three months ended March 31, 2002 and 2001, respectively.

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

     Reclassifications - Certain amounts in the financial statements for the three months ended March 31, 2001 have been reclassified to conform to
     headings  and  classifications   used  in  the  March  31,  2002  financial
     statements.

NOTE 2 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                                  March 31,     December 31,
                                                    2002           2001
                                                 -----------    -----------
     Point of sale equipment                     $   942,387    $   702,609
     Office and computer equipment                   103,090         88,242
                                                 -----------    -----------
     Total cost                                    1,045,477        790,851
     Accumulated depreciation                       (134,876)      (143,168)
                                                 -----------    -----------
     Property & equipment, net                   $   910,601    $   647,683
                                                 -----------    -----------

     Depreciation expense for the three months ended March 31, 2002 and 2001 was $29,099 and $19,868, respectively.

     Included in the cost of property and equipment at March 31, 2002 is a $400,000 deposit for various components of equipment to be manufactured for the Company.

NOTE 3 - GOODWILL

     At March 31, 2002, the Company has $144,580 in goodwill remaining from the acquisition of Azore Acquisition Corporation classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company completed its initial test of goodwill for impairment during the period ended March 31, 2002. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded for the three months ended March 31, 2002.

     Previous to the adoption of SFAS No. 142 on January 1, 2002, the Company's goodwill was being amortized on a straight-line basis over the estimated useful life of five years, in accordance with Accounting Principles Board Opinion No. 17, "Intangible Assets". During the three months ended March 31, 2001, the Company recorded amortization expense of $11,228.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL (Continued)

     If SFAS No. 142 had been applied in all periods presented, it would have the following effects:

                                                        For the Three Months Ended
                                                                 March 31,
                                                          ---------------------

                                                           2002          2001
                                                         ---------    ---------
  Loss from continuing operations                        $(178,714)   $(272,604)
  Add amortization of assets no longer being amortized        --         11,228
  Adjusted loss from continuing operations               $(178,714)   $(272,604)
                                                         ---------    ---------

  Net loss as reported                                   $(188,152)   $(291,293)
  Add amortization of assets no longer being amortized        --         11,228
                                                                      ---------
  Adjusted net loss                                      $(188,152)   $(280,065)
                                                         ---------    ---------

  Net loss as reported per common share                  $    (.01)   $    (.03)
  Add amortization of assets no longer being amortized        --           --
                                                         ---------    ---------
  Adjusted net loss per common share                     $    (.01)   $    (.03)
                                                         ---------    ---------


NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

     During the three months ended March 31, 2002, the Company completed its initial test of capitalized software development costs in accordance with SFAS No. 142. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. The capitalized costs at March 31, 2002 are related to projects in process and accordingly, no amortization expense has been recorded.

     Information related to capitalized software development costs is as follows:

                    Balance, beginning of period               $     636,220
                    Capitalized during the period                    208,838
                                                               -------------
                    Balance, end of period                     $     845,058
                                                               =============

     Of the balance at March 31, 2002, approximately $280,000 was paid to a third-party software development company. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $45,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK OVERDRAFT

     The Company receives payment on substantially all its sale transactions through the automated clearinghouse system (ACH system) on either a daily or weekly basis. Once the payment has been received, the Company disburses funds via the ACH system for the cost of products sold and commissions according to the respective agreements, generally ranging from 1-4 days after funds are received. This timing difference between receipt of funds and payment of product costs and commissions creates an ongoing balance of available funds in the Company's bank accounts. At March 31, 2002, the Company has utilized a portion of this available balance in the amount of $391,872, which created an overdraft for accounting purposes.

NOTE 6 - RELATED PARTY OBLIGATIONS

     Accrued Expenses - At March 31, 2002, the Company owes the Chief Executive Officer $228,583, principally consisting of unpaid equipment lease expenses and deferred salary.

     Notes Payable - At March 31, 2002, the Company has notes together with accrued interest totaling $187,360 payable to the Company's Chief Executive Officer. The notes are payable on demand and bear interest at 10%.

NOTE 7 - LONG-TERM DEBT

     Notes Payable - During November 2001, the Company issued a note payable in the amount of $200,000, with interest at prime plus 3% (7.75% at March 31, 2002), due June 1, 2002. The note is collateralized by the Company's accounts and intellectual property.

     During December 2000, the Company issued a note payable for $100,000, with interest payable monthly at 15% per annum, due January 31, 2002. The Company pledged 400,000 common shares as collateral for the loan. During the three months ended March 31, 2002, the note was repaid according to its terms and the shares collateralizing the loan were canceled.

     During November 2000, the Company issued a note payable for $50,000, with interest at 12% per annum. The note has a remaining balance at March 31, 2002 of $31,350 and is due November 27, 2002.

     During March 2000, the Company issued a note payable for $50,000. The note bears interest at 18%, with monthly payments of $4,950 through May 2002. The outstanding balance of the note at March 31, 2002 is $9,683.

     During January 2000, the Company borrowed $292,000 from certain investors. During 2001, the Company repaid a total of $120,000 of the borrowings and structured the remaining amount plus accrued interest of $59,446 as a note payable in the amount of $231,446 with interest at 18% per annum, due January 31, 2002. During the three months ended March 31, 2002, the note was repaid according to its terms.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

     Convertible Notes Payable - During November and December 2001, the Company borrowed a total of $250,000 in the form of a convertible note payable. The outstanding balance of the note may be converted into common stock at $1.25 per share after one year at the option of the holder. The note bears interest at 14% and requires monthly payments of $5,865 through November 2006. The note is secured by the Company's tangible and intangible assets, and the proceeds therefrom. The outstanding balance of the note at March 31, 2002 is $224,561.

     During August 2001, the Company issued $200,000 in convertible notes which may be converted to common stock at $.30 per share at the option of the Company. The note bears interest at 6% and is due May 31, 2002. The note is secured by certain equipment with a remaining book value of approximately $110,000 at March 31, 2002.

NOTE 8 - LITIGATION AND CONTINGENCIES

     During the year ended December 31, 2000, the Company purchased certain software and hardware from an unrelated party for $1,000,000, payable at various dates through October 2001. Subsequently, the Company determined through due diligence to exercise its right of recision specified in the contract and return the items to the seller. Under the terms of the contract, the Company may be liable for amounts due the seller prior to notification of termination. Management of the Company believes the amount that will ultimately be paid to the seller, if any, is not determinable but will be immaterial to the financial statements at March 31, 2002.

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

     At March 31, 2002, the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 300,000 shares of the Company's common stock at $.03 per share. The Company has agreed to indemnify the CEO by replacing his shares through the issuance of shares from treasury if the plaintiff is successful in his claim.

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CAPITAL STOCK

     A summary of common stock transactions for the three-month periods ended March 31, 2002 and 2001 is as follows:

     During February 2002, the Company sold 2,000,000 shares of restricted common stock at $1.00 per share through private placements for $1,917,175 cash and $82,825 in subscriptions receivable. Stock offering costs of approximately $99,000 were recorded in connection with the sale, including 50,544 shares of restricted common stock valued at $1.00 per share.

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

     During February 2001, the Company issued 133,333 shares of restricted common stock at $.30 per share ($40,000).

     During February and March 2001, the Company issued 626,000 shares of common stock (526,000 of which were restricted) for legal, consulting services and finders fees at $.28 to $.39 per share ($200,229, including $87,518 in stock offering costs).

NOTE 10 - STOCK OPTIONS

     At March 31, 2002, the Company has outstanding 3,750,000 options to employees under various agreements with exercise prices ranging from $1.00 to $1.56 per share, expiring between May 2005 and December 2006. Of the options outstanding at March 31, 2002, 2,190,782 are vested and 1,030,000 are exercisable. During the three months ending March 31, 2002, no options were granted or exercised and 40,000 options expired.

     At March 31, 2002, the Company has outstanding 2,113,112 stock options to non-employees under various agreements with exercise prices ranging from $.40 to $1.50 per share, expiring between June 2003 and November 2008. During the three months ended March 31, 2002, 115,000 options were exercised by non-employees at prices ranging from $.60 to $1.00 per share and 345,271 options expired or were canceled.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the three months presented:

                                                    For the Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------
  Loss from continuing operations available
    to common shareholders (numerator)             $   (190,264)   $   (293,517)
                                                   ------------    ------------

  Gain on extinguishment of debt  (numerator)      $      2,112    $      2,224
                                                   ------------    ------------
  Weighted average number of common
    shares outstanding during the period
    used in per share calculations (denominator)     13,453,771       9,469,810
                                                   ------------    ------------

     Because the Company incurred losses for the three months ended March 31, 2002 and 2001, the effect of options/warrants and convertible notes totaling 6,795,362 and 3,739,716 equivalent shares, respectively, has been excluded from the loss per share computation as its impact would be antidilutive.

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

Commissions and fees increased $944,480 (182.8%), from $516,636 for the period ended March 31, 2001 to $1,461,116 for the period ended March 31, 2002. These expenses are principally commissions paid to merchants and brokers for product sales through the Qxpress ? terminals and are a fixed percentage of the product sales price.

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

Item 6.  Exhibits and Reports on Form 8-K

a. Exhibits

10.1 Memorandum of Understanding by and between WGR LTD and Registrant dated January 16, 2002.*

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

-------------------

*Previously filed as an exhibit to this Quarterly Report on Form 10-QSB on May 15, 2002 and incorporated herein by reference.

b. Reports on Form 8-K.

During the period covered by this Quarterly Report on Form 10-QSB, there were no reports on Form 8-K filed.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Q Comm International, Inc
                                     -------------------------
                                     (Registrant)

Date   June 13, 2003                 /s/ Paul Hickey
       -------------                 ---------------------
                                     Paul Hickey
                                     Chief Executive Officer and Chairman of the
                                     Board of Directors

Date   June 13, 2003                 /s/ Michael Openshaw
       -------------                 ---------------------
                                     Michael Openshaw
                                     Chief Financial Officer

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

Date: June 13, 2003
                                                     /s/ Paul Hickey
                                                     -----------------------
                                                     Paul Hickey
                                                     Chief Executive Officer

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

Date: June 13, 2003

                                                     /s/ Michael Openshaw
                                                     ------------------------
                                                     Michael Openshaw
                                                     Chief Financial Officer