Form 10QSB/A
period 2002-06-30
Q COMM INTERNATIONAL INC
filed 2003-06-16
CIK 1102901

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
                  ---------------------------------------------
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

                                 (801) 226-4222
                          ----------------------------
                         (Registrant's telephone number)


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

                                INTRODUCTORY NOTE

     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended June 30, 2002, as filed by the Registrant on August 14, 2002, is being filed to: (i) move the financial statements from the exhibit portion of the filing into the report; (ii) delete any references to the Private Securities Litigation Reform Act of 1995; (iii) include as Exhibits 99.1 and 99.2, the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and (iv) make other minor changes.



                            Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
                                      FORM 10-QSB/A REPORT
                                          June 30, 2002
                                        TABLE OF CONTENTS


                                                                                           PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Interim Unaudited Condensed Consolidated Financial Statements

                           Balance Sheet - June 30, 2002 and December 31, 2001              4

                           Statements of Operations
                           For the Three and Six-Month Periods
                           Ended June 30, 2002 and 2001                                     5

                           Statements of Cash Flows
                           For the Six-Month Periods Ended
                           June 30, 2002 and 2001                                       6 - 7

                           Notes to Interim Unaudited Condensed
                           Consolidated Financial Statements                                8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                16

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                         20

         Item 2. Changes in Securities and Use of Proceeds                                 20

         Item 3. Defaults Upon Senior Securities                                           21

         Item 4. Submission of Matters to a Vote of Security Holders                       21

         Item 5. Other Information                                                         21

         Item 6. Exhibits and Reports on Form 8-K                                          21

SIGNATURES                                                                                 22

CERTIFICATIONS (Section 302 of the Sarbanes Oxley Act of 2002)                             23


                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                         June 30,   December 31,
                       ASSETS                             2002         2001
                                                      -----------   -----------
CURRENT ASSETS:
     Cash in bank                                     $   230,184   $     2,422
     Certificates of deposit                                 --         100,000
     Accounts receivable                                   16,193        29,313
     Inventory                                             25,779        22,509
     Prepaid expenses                                      90,000          --
     Deferred taxes                                       303,790       303,790
                                                      -----------   -----------
               Total Current Assets                       665,946       458,034
                                                      -----------   -----------

PROPERTY & EQUIPMENT, net                                 920,243       647,683
                                                      -----------   -----------
OTHER ASSETS:
     Goodwill, net                                        144,580       144,580
     Capitalized software development costs             1,121,940       636,220
     Deferred stock offering costs                         25,000          --
     Deposits                                              11,979         3,558
                                                      -----------   -----------
               Total Other Assets                       1,303,499       784,358
                                                      -----------   -----------
                                                      $ 2,889,688   $ 1,890,075
                                                      ===========   ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                   $   134,314   $   188,920
     Accounts payable                                   1,096,493       758,426
     Accrued expenses                                     132,830       253,268
     Related party obligations                            417,167       413,300
     Notes payable                                         31,350       601,474
     Convertible notes payable - current portion           40,593       237,885
     Capital lease obligation - current portion             5,284         5,044
     Contingent liability                                 159,235       159,235
                                                      -----------   -----------
               Total Current Liabilities                2,017,266     2,617,552
                                                      -----------   -----------
LONG TERM OBLIGATIONS:
     Convertible notes payable                            190,135       211,262
     Capital lease obligation                              18,001        20,645
     Deferred taxes                                       303,790       303,790
                                                      -----------   -----------
               Total Long-term Obligations                511,926       535,697
                                                      -----------   -----------
               Total Liabilities                        2,529,192     3,153,249
                                                      -----------   -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, 50,000,000
       shares authorized, 14,864,985 and 13,089,719
       shares issued and outstanding, respectively         14,865        13,090
     Capital in excess of par value                     6,099,074     4,094,273
     Retained deficit                                  (5,619,793)   (5,235,537)
                                                      -----------   -----------
                                                          494,146     1,128,174
     Less stock subscription receivable                  (133,650)     (135,000)
                                                      -----------   -----------
               Total Stockholders' Equity (Deficit)       360,496    (1,263,174)
                                                      -----------   -----------
                                                      $ 2,889,688   $ 1,890,075
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

                                                  5


                             Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the Six
                                                                              Months Ended
                                                                                June 30,
                                                                       --------------------------
                                                                           2002           2001
                                                                       -----------    -----------
Cash Flows from Operating Activities:
     Net loss                                                          $  (384,256)   $  (574,245)
     Adjustments to reconcile net
       loss to net cash used by
       operating activities:
        Gain on extinguishment of debt                                      (2,112)        (2,224)
        Loss on disposal of property and equipment                          21,878           --
        Depreciation and amortization expense                               59,282         69,281
        Stock and options/warrants issued for non-cash consideration          --          112,711
        Change in assets and liabilities:
           Decrease in accounts receivable                                  13,120        173,986
           Increase in prepaid expenses                                       --          (75,548)
           Increase in inventory                                            (3,270)       (11,835)
           Increase other assets                                            (8,421)          --
           Increase in accounts payable                                    340,179        125,984
           Increase (decrease) in accrued expenses                        (120,438)       100,165
           Increase in related party obligations                             3,867         60,500
                                                                       -----------    -----------
               Net Cash Used by Operating Activities                       (80,171)       (21,225)
                                                                       -----------    -----------
Cash Flows from Investing Activities:
     Purchase of property & equipment                                     (353,720)      (291,944)
     Capitalized software development costs                               (485,720)      (143,478)
     Decrease in certificates of deposit                                   100,000           --
                                                                       -----------    -----------
               Net Cash Used by Investing Activities                      (739,440)      (435,422)
                                                                       -----------    -----------
Cash Flows from Financing Activities:
     Issuance of common stock                                            1,970,525        157,000
     Payment of stock offering costs                                       (77,599)          --
     Net increase in lines of credit                                          --           19,300
     Payments on notes payable                                            (570,124)          (141)
     Payments on convertible notes payable                                (218,419)          --
     Payments on capital lease obligation                                   (2,404)          --
     Increase (decrease) in bank overdraft                                 (54,606)       333,969
                                                                                      -----------
               Net Cash Provided by Financing Activities                 1,047,373        510,128
                                                                       -----------    -----------
Net Increase in Cash                                                       227,762         53,481

Cash, Beginning of Period                                                    2,422         97,740
                                                                       -----------    -----------
Cash, End of Period                                                    $   230,184    $   151,221
                                                                       -----------    -----------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest expense                                                $     8,938    $     7,128
       Capitalized interest                                            $    41,543    $     3,766
       Income taxes                                                    $       100    $       100


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

NOTE 2 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                       June 30,      December 31,
                                         2002           2001
                                      -----------    -----------
      Point of sale equipment         $   957,879    $   702,609
      Office and computer equipment       127,424         88,242
                                      -----------    -----------
      Total cost                        1,085,303        790,851
      Accumulated depreciation           (165,060)      (143,168)
                                      -----------    -----------
      Property & equipment, net       $   920,243    $   647,683
                                      -----------    -----------

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL (Continued)

     If SFAS No. 142 had been applied in all periods presented, it would have the following effects:


                                                      For the Three              For the Six
                                                      Months Ended              Months Ended
                                                         June 30,                 June 30,
                                                 ----------------------    ----------------------
                                                    2002        2001         2002         2001
                                                 ---------    ---------    ---------    ---------
      Loss from continuing operations            $(196,104)   $(282,952)   $(386,368)   $(576,469)
      Add amortization of assets no longer
        being amortized                               --         11,228         --         22,456
                                                 ---------    ---------    ---------    ---------
      Adjusted loss from continuing operations   $(196,104)   $(271,724)   $(386,368)   $(554,013)
                                                 ---------    ---------    ---------    ---------
      Net loss as reported                       $(196,104)   $(282,952)   $(384,256)   $(574,245)
      Add amortization of assets no longer
        being amortized                               --         11,228         --         22,456
                                                 ---------    ---------    ---------    ---------
      Adjusted loss from continuing operations   $(196,104)   $(271,724)   $(384,256)   $(551,789)
                                                 ---------    ---------    ---------    ---------

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

     Information related to capitalized software development costs is as follows:

                    Balance, beginning of period                $    636,220
                    Capitalized during the period                    485,720
                                                                ------------
                    Balance, end of period                      $  1,121,940
                                                                ============

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the three months presented:


                                                            For the Three                    For the Six
                                                            Months Ended                    Months Ended
                                                              June 30,                        June 30,
                                                    ----------------------------    ---------------------------
                                                         2002           2001            2002            2001
                                                    ------------    ------------    ------------    ------------
      Loss from continuing operations
        available to common shareholders
        (numerator)                                 $   (196,104)   $   (282,952)   $   (386,368)   $   (576,469)
                                                    ------------    ------------    ------------    ------------

      Gain on extinguishment of debt  (numerator)   $       --      $       --      $      2,112    $      2,224
                                                    ------------    ------------    ------------    ------------
      Weighted average number of common
        shares outstanding during the period used
       in per share calculations (denominator)        14,668,326      10,188,655      14,064,404       9,831,218
                                                    ------------    ------------    ------------    ------------



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


                                                 Q Comm International, Inc
                                                 -------------------------
                                                 (Registrant)

Date  June 13, 2003                              /s/ Paul Hickey
      -------------                              ------------------------
                                                 Paul Hickey
                                                 Chief Executive Officer and
                                                 Chairman of the Board of
                                                 Directors

Date  June 13, 2003                              /s/ Michael Openshaw
      -------------                              ------------------------
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

Date: June 13, 2003
                                                     /s/ Paul Hickey
                                                     ----------------
                                                     Paul Hickey
                                                     Chief Executive Officer

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