Form 10QSB/A
period 2002-09-30
Q COMM INTERNATIONAL INC
filed 2003-06-16
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 Amendment No. 1

                QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                         COMMISSION FILE NUMBER: 0-28885



                           Q COMM INTERNATIONAL, INC.
                 ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Utah                                          87-0674277
             ----                                          ----------
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

                                INTRODUCTORY NOTE

     This Amendment No. 1 to the Registrant's Quarterly Report on Form 10-QSB for the period ended September 30, 2002, as filed by the Registrant on November 14, 2002, is being filed to: (i) move the financial statements from the exhibit portion of the filing into the report; (ii) delete any references to the Private Securities Litigation Reform Act of 1995; (iii) include as Exhibits 99.1 and 99.2, the certifications required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; and (iv) make other minor changes.



                           Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
                                      FORM 10-QSB/A REPORT
                                       September 30, 2002
                                       TABLE OF CONTENTS


                                                                                          PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Interim Unaudited Condensed Consolidated Financial Statements

                   Balance Sheet - September 30, 2002
                   and December 31, 2001                                                    4

                   Statements of Operations
                   For the Three and Nine-Month Periods
                   Ended September 30, 2002 and 2001                                        5

                   Statements of Cash Flows
                   For the Nine-Month Periods Ended
                   September 30, 2002 and 2001                                          6 - 7

                   Notes to Interim Unaudited Condensed
                   Consolidated Financial Statements                                        8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                  And Results of Operations                                                16

         Item 3. Disclosure Controls and Procedures                                        21

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                         22

         Item 2. Changes in Securities and Use of Proceeds                                 22

         Item 3. Defaults Upon Senior Securities                                           22

         Item 4. Submission of Matters to a Vote of Security Holders                       22

         Item 5. Other Information                                                         22

         Item 6. Exhibits and Reports on Form 8-K                                          22

SIGNATURES                                                                                 23

CERTIFICATIONS (Section 302 of the Sarbanes Oxley Act of 2002)                             24


                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                                     ASSETS


                                                     September 30,  December 31,
                       ASSETS                            2002          2001
                                                     -----------    -----------
CURRENT ASSETS:
     Cash in bank                                    $   115,588    $     2,422
     Certificates of deposit                                --          100,000
     Accounts receivable                                  11,418         29,313
     Inventory                                            76,011         22,509
     Prepaid expenses                                     90,000           --
     Deferred taxes                                      303,790        303,790
                                                     -----------    -----------
               Total Current Assets                      596,807        458,034
                                                     -----------    -----------

PROPERTY & EQUIPMENT, net                              1,009,534        647,683
                                                     -----------    -----------
OTHER ASSETS:
     Goodwill, net                                       144,580        144,580
     Capitalized software development costs            1,348,242        636,220
     Deferred stock offering costs                        25,000           --
     Deposits                                             13,533          3,558
                                                     -----------    -----------
               Total Other Assets                      1,531,355        784,358
                                                     -----------    -----------
                                                     $ 3,137,696    $ 1,890,075
                                                     ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Bank overdraft                                  $   364,989    $   188,920
     Accounts payable                                    966,097        758,426
     Accrued expenses                                    208,855        253,268
     Related party obligations                           420,897        413,300
     Notes payable                                        31,350        601,474
     Convertible notes payable - current portion          42,042        237,885
     Capital lease obligation - current portion            5,892          5,044
     Contingent liability                                159,235        159,235
                                                     -----------    -----------
               Total Current Liabilities               2,199,357      2,617,552
                                                     -----------    -----------
LONG TERM OBLIGATIONS:
     Convertible notes payable                           179,112        211,262
     Capital lease obligation                             15,661         20,645
     Deferred taxes                                      303,790        303,790
                                                     -----------    -----------
               Total Long-term Obligations               498,563        535,697
                                                                    -----------
               Total Liabilities                       2,697,920      3,153,249
                                                     -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value, 50,000,000
       shares authorized, 17,830,320 and 13,089,719
       shares issued and outstanding, respectively        17,830         13,090
     Capital in excess of par value                    6,958,709      4,094,273
     Retained deficit                                 (6,403,113)    (5,235,537)
                                                     -----------    -----------
                                                         573,426      1,128,174
     Less stock subscription receivable                 (133,650)      (135,000)
                                                     -----------    -----------
               Total Stockholders' Equity (Deficit)      439,776     (1,263,174)
                                                     -----------    -----------
                                                     $ 3,137,696    $ 1,890,075
                                                     ===========    ===========


         The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                              Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the Three                   For the Nine
                                                 Months Ended                    Months Ended
                                                 September 30,                   September 30,
                                        ----------------------------    ----------------------------
                                            2002            2001            2002             2001
                                        ------------    ------------    ------------    ------------
SALES, net of returns and allowances    $  5,640,639    $  5,531,640    $  9,070,257    $ 11,271,480

COST OF GOODS SOLD                         4,227,654       4,044,515      14,188,967       8,038,001
                                        ------------    ------------    ------------    ------------
GROSS PROFIT                               1,412,985       1,487,125       4,881,290       3,233,479
                                        ------------    ------------    ------------    ------------
OPERATING EXPENSES:
     Commissions and fees                  1,282,201       1,278,515       4,442,659       2,781,793
     Research and development                   --            79,330            --           136,830
     Selling expenses                         92,616          77,372         221,767         195,343
     General and administrative              322,330         223,458         806,347         759,271
     Equity-based compensation               450,000            --           450,000            --
     Depreciation and amortization            30,742          43,599          90,024         112,880
                                        ------------    ------------    ------------    ------------
         Total Operating Expenses          2,177,889       1,702,274       6,010,797       3,986,117
                                        ------------    ------------    ------------    ------------
LOSS FROM OPERATIONS                        (764,904)       (215,149)     (1,129,507)       (752,638)

OTHER INCOME (EXPENSE):
     Other income                                 52             908           3,950           4,908
     Interest and other expense              (18,468)        (40,557)        (42,019)        (81,313)
                                        ------------    ------------    ------------    ------------
         Total Other Income (Expense)        (18,416)        (39,649)        (38,069)        (76,405)
                                        ------------    ------------    ------------    ------------
LOSS BEFORE INCOME TAXES                    (783,320)       (254,798)     (1,167,576)       (829,043)

CURRENT TAX EXPENSE                             --              --              --              --

DEFERRED TAX EXPENSE                            --              --              --              --
                                        ------------    ------------    ------------    ------------
NET LOSS                                $   (783,320)   $   (254,798)   $ (1,167,576)   $   (829,043)
                                        ============    ============    ============    ============

BASIC LOSS PER COMMON SHARE             $       (.05)   $       (.02)   $       (.08)   $       (.08)
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



                             Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              For the Nine
                                                                               Months Ended
                                                                              September 30,
                                                                       --------------------------
                                                                          2002           2001
                                                                       -----------    -----------
Cash Flows from Operating Activities:
     Net loss                                                          $(1,167,576)   $  (829,043)
     Adjustments to reconcile net
       loss to net cash used by
       operating activities:
        Loss on disposal of property and equipment                          21,878           --
        Depreciation and amortization expense                               90,024        112,880
        Stock and options/warrants issued for non-cash consideration       450,000        115,211
        Change in assets and liabilities:
           Decrease in accounts receivable                                  17,895        120,044
           Increase in prepaid expenses                                       --          (41,500)
           Increase in inventory                                           (53,502)       (23,663)
           Increase other assets                                            (9,975)          (820)
           Increase in accounts payable                                    207,671        460,297
           Increase (decrease) in accrued expenses                         (44,413)        35,272
           Increase in related party obligations                             7,597         85,073
                                                                       -----------    -----------
               Net Cash Used by Operating Activities                      (480,401)        31,527
                                                                       -----------    -----------
Cash Flows from Investing Activities:
     Purchase of property & equipment                                     (473,753)      (437,911)
     Capitalized software development costs                               (712,022)      (452,032)
     Decrease in certificates of deposit                                   100,000           --
                                                                       -----------    -----------
               Net Cash Used by Investing Activities                    (1,185,775)      (889,943)
                                                                       -----------    -----------
Cash Flows from Financing Activities:
     Issuance of common stock                                            2,410,125        701,000
     Payment of stock offering costs                                      (104,599)          --
     Net increase in lines of credit                                          --          (32,146)
     Proceeds from convertible notes                                          --          200,000
     Payments on notes payable                                            (570,124)       (72,161)
     Payments on convertible notes payable                                (227,993)          --
     Payments on capital lease obligation                                   (4,136)          --
     Increase in bank overdraft                                            176,069           --
                                                                       -----------    -----------
               Net Cash Provided by Financing Activities                 1,779,342        796,693
                                                                       -----------    -----------
Net Increase in Cash                                                       113,166        (61,723)

Cash, Beginning of Period                                                    2,422         97,740
                                                                       -----------    -----------
Cash, End of Period                                                    $   115,588    $    36,017
                                                                       -----------    -----------

Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest expense                                                $     8,938    $     7,128
       Capitalized interest                                            $    41,543    $     3,766
       Income taxes                                                    $       100    $       100



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

     Intangible Assets - During the nine months ended September 30, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). The Company has
     classified its goodwill as an indefinite-life intangible asset and accordingly has stopped recording amortization.

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL (Continued)

     If SFAS No. 142 had been applied in all periods presented, it would have the following effects:

                                                    For the Three                   For the Nine
                                                    Months Ended                    Months Ended
                                                    September 30,                   September 30,
                                             --------------------------    --------------------------
                                                 2002          2001            2002          2001
                                             -----------    -----------    -----------    -----------
      Net loss as reported                   $  (783,320)   $  (254,798)   $(1,167,576)   $  (829,043)
      Add amortization of assets no longer
        being amortized                             --           11,228           --           33,684
                                             -----------    -----------    -----------    -----------
      Adjusted net loss                      $  (783,320)   $  (243,570)   $(1,167,576)   $  (795,359)
                                             -----------    -----------    -----------    -----------

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

     Information related to capitalized software development costs is as follows:


                    Balance, beginning of period            $       636,220
                    Capitalized during the period                   712,022
                                                            ----------------
                    Balance, end of period                  $     1,348,242
                                                            ----------------

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

COST OF GOODS SOLD

For the nine months ended September 30, 2002, the Company's cost of goods sold increased to $14,188,967 from $8,038,001 for the nine months ended September 30, 2001, for an increase of $6,150,966. The majority of the increase in the cost of goods sold during this period is associated with the increase in revenues. Also, some of Q Comm's newer products carry lower discounts from the carrier. These lower discounts are passed on to the brokers and merchants in the form of lower commissions.

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

Part II

Item 1.  Legal Proceedings

The Company was not made a party to any legal proceedings during the period covered by this Quarterly Report on Form 10-QSB, and is not the subject of any legal proceedings other than those disclosed in its Annual Report on Form 10-KSB, except as follows: Reference is made to the description of the action filed by the Company on or about January 2, 2002 in the Supreme Court of the State of New York, New York County, against Jeffrey Jacobson. On or about May 8, 2002, the Company filed a motion for summary judgement in its favor, asserting that no material issues of fact exist respecting the debt owed by Jacobson and requesting that the court award it damages in the amount of $133,500, plus interest, costs and disbursements, including reasonable attorneys' fees. Barring final disposition by the court, the Company intends to continue in pursuing this claim vigorously.

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


                                            Q Comm International, Inc
                                            -------------------------
                                            (Registrant)

Date   June 13, 2003                        /s/ Paul Hickey
       -------------                        -----------------------
                                            Paul Hickey
                                            Chief Executive Officer and
                                            Chairman of the Board of Directors

Date   June 13, 2003                        /s/ Michael Openshaw
       -------------                        -----------------------
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

Date: June 13, 2003
                                                     /s/ Paul Hickey
                                                     ------------------------
                                                     Paul Hickey
                                                     Chief Executive Officer

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

Date: June 13, 2003

                                                     /s/ Michael Openshaw
                                                     --------------------------
                                                     Michael Openshaw
                                                     Chief Financial Officer