Form 10QSB
period 2003-06-30
Q COMM INTERNATIONAL INC
filed 2003-08-14
CIK 1102901

===============================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                ----------------



                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003



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

As of August 4, 2003, there were 3,995,250 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|



===============================================================================

                           Q COMM INTERNATIONAL, INC.
                               FORM 10-QSB REPORT

                                  June 30, 2003

                                TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION

         Item 1.  Interim condensed financial statements
                  (unaudited)


         Unaudited Condensed Consolidated Balance Sheets,
               June 30, 2003 and December 31, 2002                           1


         Unaudited Condensed Consolidated Statements of
               Operations, for the three and six months ended
               June 30, 2003 and 2002                                        2


         Unaudited Condensed Consolidated Statements of
               Cash Flows, for the six months ended
               June 30, 2003 and 2002                                        3


         Notes to Unaudited Condensed Consolidated Financial
               Statements                                                    5


         Item 2.  Management's Discussion and Analysis or
                  Plan of Operation                                         16

         Item 3.  Controls and Procedures                                   22

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                          23

         Item 2. Changes in Securities and Use of Proceeds                  23

         Item 4. Submission of Matter to a Vote of Security Holders         23

         Item 6. Exhibits and Reports on Form 8-K                           23

SIGNATURES                                                                  24

Item 1.  Interim condensed financial statements
         (unaudited)


                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET

                                                                                     June 30,          December 31,
                                                                                       2003               2002
                                                                                   ------------       -------------
                                     ASSETS
Current Assets:
       Cash in bank                                                                $ 10,726,442       $    115,609
       Restricted cash                                                                1,725,000                  -
       Accounts receivable, net                                                         229,767             51,699
       Inventory                                                                        398,403            165,491
       Deferred taxes                                                                   539,228            539,228
                                                                                   ------------       ------------
            Total Current Assets                                                     13,618,840            872,027
                                                                                   ------------       ------------

Property & Equipment, net                                                             1,683,677          1,035,502

Other Assets:
       Capitalized software development costs, net                                    1,476,812          1,330,053
       Goodwill, net                                                                    144,580            144,580
       Deferred stock offering costs                                                          -             67,115
       Deposits                                                                          31,774             24,074
                                                                                   ------------       ------------
            Total Other Assets                                                        1,653,166          1,565,822
                                                                                   ------------       ------------
            Total Assets                                                           $ 16,955,683       $  3,473,351
                                                                                   ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
       Bank overdraft                                                              $    253,284       $    595,544
       Accounts payable                                                               1,548,497          1,229,701
       Accrued expenses                                                                 381,326            226,635
       Notes payable                                                                     31,350             31,350
       Convertible notes and debentures - current portion (net)                         712,489             43,557
       Capital lease obligations - current portion                                       27,404              5,892
       Related party obligations - current portion                                      170,535
       Contingent liabilities                                                           359,235            359,235
                                                                                   ------------       ------------
            Total Current Liabilities                                                 3,484,120          2,491,914
                                                                                   ------------       ------------

Long-term Obligations:
       Convertible notes payable                                                        143,528            167,690
       Capital lease obligations                                                         47,742             14,754
       Related party obligations                                                        260,692            410,692
       Deferred taxes                                                                   539,228            539,228
                                                                                   ------------       ------------
            Total Long-term Obligations                                                 991,190          1,132,364
                                                                                   ------------       ------------
            Total Liabilities                                                         4,475,310          3,624,278
                                                                                   ------------       ------------

Stockholders' Equity (Deficit):
       Common stock, $.001 par value, 50,000,000 shares
        authorized, 3,665,250 and 1,268,443 shares
        issued and outstanding, respectively                                              3,665              1,268
       Capital in excess of par value                                                22,027,271          7,511,857
       Retained deficit                                                              (9,451,918)        (7,533,102)
                                                                                   ------------       ------------
                                                                                     12,579,018            (19,977)
       Less stock subscription receivable                                               (98,645)          (130,950)
                                                                                   ------------       ------------
            Total Stockholders' Equity (Deficit)                                     12,480,373           (150,927)
                                                                                   ------------       ------------
            Total Liabilities and Stockholders' Equity (Deficit)                   $ 16,955,683       $  3,473,351
                                                                                   ============       ============


    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                 For the Three Months                  For the Six Months
                                                                    Ended June 30,                      Ended June 30,
                                                          -------------------------------       -------------------------------
                                                               2003              2002               2003               2002
                                                          ------------       ------------       ------------       ------------
Revenues                                                  $  5,930,836       $  7,154,025       $ 11,677,875       $ 13,429,618

Cost of Goods Sold                                           4,427,377          5,302,244          8,735,876          9,961,313
                                                          ------------       ------------       ------------       ------------

Gross Profit                                                 1,503,459          1,851,781          2,941,999          3,468,305
                                                          ------------       ------------       ------------       ------------

Operating Expenses:
      Commissions and fees                                   1,369,569          1,699,342          2,668,082          3,160,458
      Selling expenses                                          81,257             65,134            175,063            129,151
      General and administrative expenses                      379,553            243,011            890,236            484,017
      Depreciation and amortization                            191,871             30,183            351,038             59,282
      Non-cash compensation                                     21,666                  -             43,332                  -
                                                          ------------       ------------       ------------       ------------
           Total Operating Expenses                          2,043,916          2,037,670          4,127,751          3,832,908
                                                          ------------       ------------       ------------       ------------

Loss from Operations                                          (540,457)          (185,889)        (1,185,752)          (364,603)
                                                          ------------       ------------       ------------       ------------

Other Income (Expense):
      Other Income                                                   -                471                 96              3,898
      Interest and Other Expense                              (605,855)           (10,686)          (733,160)           (23,551)
                                                          ------------       ------------       ------------       ------------
           Total Other Income (Expense)                       (605,855)           (10,215)          (733,064)           (19,653)
                                                          ------------       ------------       ------------       ------------

Loss Before Income Taxes                                    (1,146,312)          (196,104)        (1,918,816)          (384,256)

Income Tax Expense                                                   -                  -                  -                  -
                                                          ------------       ------------       ------------       ------------

Net Loss                                                  $ (1,146,312)      $   (196,104)      $ (1,918,816)      $   (384,256)
                                                          ============       ============       ============       ============

Basic Loss per Common Share                               $      (0.79)      $      (0.20)      $      (1.38)      $      (0.41)
                                                          ============       ============       ============       ============



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                 For the Six Months
                                                                                   Ended June 30,
                                                                         --------------------------------
                                                                              2003              2002
                                                                         ------------       -------------
Cash Flows from Operating Activities:
    Net loss                                                             $ (1,918,816)      $   (384,256)
    Adjustments to reconcile net loss to
      net cash used by operating activities:
       Loss on disposal of property and equipment                              11,818             21,878
       Depreciation and amortization                                          351,038             59,282
       Amortization of discount on debentures and notes                       611,354                  -
       Non-cash compensation                                                   43,332                  -
       Change in assets and liabilities:
          (Increase) decrease in accounts receivable                         (178,068)            13,120
          (Increase) decrease in inventory                                   (232,912)            (3,270)
          Increase in deposits                                                 (7,700)            (8,421)
          Increase (decrease) in accounts payable                             318,796            338,067
          Increase (decrease) in accrued liabilities                          111,358           (120,438)
                                                                         ------------       ------------
            Net Cash Used by Operating Activities                            (889,800)           (84,038)
                                                                         ------------       ------------
Cash Flows from Investing Activities:
    Increase in restricted cash                                            (1,725,000)                 -
    Decrease in certificates of deposit                                             -            100,000
    Purchase of property and equipment                                       (769,200)          (353,720)
    Capitalized software development costs                                   (388,589)          (485,720)
                                                                         ------------       ------------
            Net Cash Used by Investing Activities                          (2,882,789)          (739,440)
                                                                         ------------       ------------
Cash Flows from Financing Activities:
    Issuance of common stock                                               14,320,000          1,970,525
    Cash received from subscription receivable                                 32,305                  -
    Payment of stock offering costs                                        (2,380,528)           (77,599)
    Proceeds from notes and debentures                                      2,700,000                  -
    Payments on convertible notes payable                                     (21,130)          (218,419)
    Payment on notes payable                                                        -           (570,124)
    Proceeds from capital leases                                               66,992                  -
    Payments on capital lease obligations                                     (12,492)            (2,404)
    Increase in related party obligations                                      20,535              3,867
    Decrease in bank overdraft                                               (342,260)           (54,606)
                                                                         ------------       ------------
            Net Cash Provided by Financing Activities                      14,383,422          1,051,240
                                                                         ------------       ------------
Net Increase in Cash                                                       10,610,833            227,762
Cash, Beginning of Period                                                     115,609              2,422
                                                                         ------------       ------------
Cash, End of Period                                                      $ 10,726,442       $    230,184
                                                                         ============       ============

Supplemental Disclosures of Cash Flow Information:
    Cash paid during the period for:
       Interest expense                                                  $     21,608       $      8,938
       Capitalized interest                                              $          -       $     41,543
       Income taxes                                                      $        100       $        100


                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

                     For the six months ended June 30, 2003:

The Company issued 169,231 shares of common stock and warrants to purchase 169,231 shares of common stock in connection with the sale of convertible debentures. The stock and warrants were valued at an aggregate of $1,500,000. Of this amount, $414,495 was amortized to interest expense during the period and $1,085,505 is unamortized.

The Company issued 24,242 shares of common stock in connection with the sale of a convertible note. The common stock was valued at $145,454. Of this amount, $55,516 was amortized to interest expense during the period and $89,938 is unamortized.

The Company issued warrants to purchase 238,095 shares of common stock in connection with a note payable. The warrants were valued at $1,000,000. Of this amount, $141,343 was amortized to interest expense during the period and $858,657 is unamortized.

                     For the six months ended June 30, 2002:

The Company issued 4,948 shares of common stock for stock offering costs valued at $74,217.

The Company issued 3,109 shares of common stock for future legal services valued at $90,000.

The Company issued 5,016 shares of common stock in cashless exercises of common stock options.

The Company canceled 26,667 shares of common stock, which had been issued as collateral for a loan.



    The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Business - The Company's business involves purchasing and reselling prepaid telecommunication and other products through a proprietary electronic point-of-sale activation system. The Company provides its products to end users throughout the United States as well as Canada and Puerto Rico. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Substantially all operations are conducted through the Company's wholly owned subsidiary, Q Comm, Inc. The Company is headquartered in Orem, Utah.

     Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

     Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

     Accounts Receivable - Accounts receivable consists of trade receivables arising in the normal course of business. At June 30, 2003, the Company has established an allowance for doubtful accounts of approximately $24,600, which reflects the Company's best estimate of probable losses in the accounts receivable balance. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt for the periods presented are insignificant.

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Stock Options - In December 2002, the Financial Accounting Standards Board
     (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS
     148). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 12. The Company accounts for the stock options plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     During the periods presented in the accompanying financial statements, the Company has granted options under the 2000 and 2002 Stock Options Plans (see Note 12). The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying unaudited statements of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net loss and basic loss per share would have been reduced to the proforma amounts indicated below:


                                                         For the Three Months          For the Six Months
                                                            Ended June 30,               Ended June 30,
                                                       ----------------------        ----------------------
                                                          2003           2002         2003             2002
                                                      -----------     -----------  -----------       -----------
     Net Loss                   As reported        $  (1,146,312)  $     (196,104) $  (1,918,816)  $   (384,256)
                                Proforma           $  (1,401,788)  $     (319,646) $  (2,429,769)  $   (631,340)

     Basic loss per share       As reported        $      (.79)    $       (.20)   $       (1.38)  $      (.41)
                                Proforma           $      (.96)    $       (.33)   $       (1.75)  $      (.67)


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

     Reclassifications - Certain amounts in the financial statements for the six months ended June 30, 2002 have been reclassified to conform to headings and classifications used in the June 30, 2003 financial statements.

     Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9". SFAS No. 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reverse Stock Split - All references to the number of shares, price per share, and earnings per share have been retroactively adjusted to reflect a 1-for-15 reverse stock split that was effective June 4, 2003.

NOTE 2 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                                    June 30,      December 31,
                                                      2003            2002
                                                   ----------     ------------

              Point of sale equipment              $1,836,646     $1,134,961
              Office and computer equipment           161,039        140,349
                                                   ----------     ----------
              Total cost                            1,997,685      1,275,310
              Accumulated depreciation               (313,078)      (239,808)
                                                   ----------     ----------
              Property & equipment, net            $1,684,607     $1,035,502
                                                   ----------     ----------

     Depreciation expense for the three months ended June 30, 2003 and 2002 was $70,956 and $30,184, respectively, and for the six months ended June 30, 2003 and 2002 was $109,208 and $59,282, respectively.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT (Continued)

     Included in the cost of property and equipment at June 30, 2003 is a deposit in the amount of approximately $525,000 for various components of point of sale equipment to be manufactured for the Company. The deposit will be offset against the cost of the equipment to the Company as the point of sale equipment is purchased.

NOTE 3 - GOODWILL

     At June 30, 2003, the Company had $144,580 in goodwill remaining from a purchase acquisition classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company completed its initial test of goodwill for impairment during the year ended December 31, 2002. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded during the six months ended June 30, 2003 and 2002.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

     Information related to capitalized software development costs at June 30, 2003 is as follows:

             Capitalized software, January 1, 2003          $1,450,968
             Capitalized during the period                     388,589
                                                            ----------
             Capitalized software, June 30, 2003             1,839,557
             Accumulated amortization                         (362,745)
                                                            ----------
             Capitalized software, net                      $1,476,812
                                                            ----------

     Of the balance at June 30, 2003, approximately $500,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000.

     During the year ended December 31, 2002, the Company completed its initial test of capitalized software development costs in accordance with SFAS No.
     142. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. The project was placed in service during September 2002, and the Company began recording amortization expense. During the six months ended June 30, 2003, the Company recorded amortization expense of $241,830.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - BANK OVERDRAFT

     The Company receives payment on substantially all its sale transactions through the automated clearinghouse system (ACH system) on either a daily or weekly basis. Once the payment has been received, the Company disburses funds via the ACH system for the cost of products sold and commissions according to the respective agreements, generally ranging from 1-4 days after funds are received. This timing difference between receipt of funds and payment of product costs and commissions creates an ongoing balance of available funds (float) in the Company's bank accounts. The Company utilized a portion of this available balance at June 30, 2003 in the amount of $253,284, which created an overdraft in the Company's books and records while the balance on the bank's records was positive.

NOTE 6 - RELATED PARTY OBLIGATIONS

     At December 31, 2002 the Company owed its CEO a total of $410,692 consisting principally of unpaid equipment lease expenses, deferred salary, notes payable and accrued interest. In February 2003 the amounts were combined into a single note payable due the earlier of December 31, 2007 or upon a change in control of the Company or a sale or liquidation of the Company's assets. Interest on the note is at 10% and is calculated on the outstanding amount retroactive to January 1, 2003. At June 30, 2003 the outstanding balance of the note and accrued interest thereon was $431,227. Pursuant to the terms of the note, $150,000 was paid to the CEO in July 2003 out of the proceeds from the public offering that was effective June 24, 2003 (see Note 13). In addition, all accrued but unpaid interest on the note through June 30, 2004 will be due on that date and, beginning July 31, 2004 monthly payments in the amount required to fully amortize the remaining principal amount of the note and interest by December 31, 2007 will begin. The $150,000 payment and accrued interest on the note of $20,535 are shown as a current liability in the accompanying unaudited balance sheet at June 30, 2003.

     For the three months ended June 30, 2003 and 2002, the Company recorded interest expense on the notes of $10,267 and $4,570, respectively, and for the six months ended June 30, 2003 and 2002, the Company recorded interest expense on the notes of $20,535 and $9,140, respectively.

NOTE 7 - LONG-TERM DEBT

     NOTES PAYABLE
     During November 2000, the Company issued an unsecured note payable for $50,000 with interest at 12% and a due date of November 27, 2001. The due date was later extended to November 30, 2003. In connection with obtaining the note, the Company issued options to purchase 1,667 shares of common stock at $9.00 per share expiring November 2003, with demand registration rights. The balance of the note at June 30, 2003 was $31,350. Subsequent to June 30, 2003, the note and accrued interest thereon of $2,247 was repaid.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

     During May 2003, the Company issued a note payable in the amount of $1,000,000 with interest at 12%, due August 31, 2004. In connection with the note, the Company issued warrants to purchase 238,095 shares of restricted common stock, which were valued at $1,264,285 using the Black-Scholes pricing model and the following assumptions: $5.25 exercise price, $6.50 underlying stock price, 132% volatility, 3.5 year expected life, 1.67% risk free interest rate and expected dividend yield of zero. The value of the warrants was reduced to the $1,000,000 note amount and recorded as a discount against the note and will be amortized as interest expense over the term of the note. The unamortized discount at June 30, 2003 was $858,657 and is offset against the outstanding balance of the note in the accompanying unaudited balance sheet.

     CONVERTIBLE NOTES AND DEBENTURES
     During November and December 2001, the Company borrowed a total of $250,000 in the form of a convertible note, with interest at 14% and monthly payments of $5,865 through November 2006. In connection with the note, the Company issued warrants for the purchase of 10,000 shares of common stock at $18.75 per share, expiring in 2008. The exercise price of the warrants was later reduced to $11.25. Subsequent to June 30, 2003, the note was repaid in full.

     In January 2003, the Company issued a 12% unsecured convertible note with a principal amount of $200,000, due February 28, 2004. The Company also issued 24,242 shares of restricted common stock, which were valued at $145,454 or $6.00 per share, the value of similar restricted common shares sold for cash. The value of the shares has been recorded as a discount against the note and will be amortized as interest expense over the term of the note. The unamortized discount at June 30, 2003 was $89,938 and is offset against the outstanding balance of the note in the accompanying unaudited balance sheet. Subsequent to June 30, 2003, the Company repaid the note and accrued interest thereon of $11,769 and the remaining discount was recorded as interest expense.

     From February through April 2003, the Company issued (a) 12% secured convertible debentures due March 31, 2004 in the aggregate principal amount of $1.5 million, (b) 169,231 shares of restricted common stock and (c) warrants to purchase 169,231 shares of common stock. The total amount raised by the Company from the sale of these securities was $1.5 million. The debentures are secured by a lien on all of the Company's assets. The conversion price on the debentures is $6.50 and the exercise price of the warrants is $9.75. The exercise price and the number of shares covered by the warrants will be adjusted in the case of stock splits, stock combinations, stock dividends, mergers and consolidations and stock issuances at a discount to the market price of the stock.

     The Company may prepay the debentures without premium or penalty after giving the holders thereof 90 days prior written notice. Such notice may be given at any time after the debentures have been outstanding for nine months. Alternatively, the Company has the right to prepay the debentures at any time by paying a 35% premium. The completion of the Company's public offering gave the holders the right to demand prepayment at any time out of the escrow described below.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

     On July 1, 2003, in accordance with the terms of the agreements relating to the issuance of the convertible debentures, the Company transferred $1.725 million out of the proceeds of the public offering that was effective June 24, 2003 to an escrow agent as collateral security for the repayment of the debentures. This amount is shown as "Restricted cash" in the accompanying unaudited balance sheet. As a result, interest on the debentures is accruing at a rate equal to the prime rate, currently 4%. The Company also agreed to file a registration statement on behalf of the holders of the debentures covering the shares issuable upon conversion of the debentures as well as the shares issued to them in connection with their purchase of the debentures and the shares issuable upon exercise of the warrants issued in connection with the debentures. A registration statement on Form S-3 was filed by the Company on July 9, 2003 and was declared effective on August 4, 2003. As a result, the lien on the Company's assets in favor of the debenture holders was terminated subsequent to June 30, 2003.

     The 169,231 restricted common shares were valued at $1,015,386, or $6.00 per share, the value of similar restricted common shares sold for cash. The 169,231 warrants were valued at $845,562 using the Black-Scholes pricing model and the following assumptions: $14.63 exercise price, $6.00 underlying stock price, 140% volatility, five year expected life, 2.9% risk free interest rate and expected dividend yield of zero. The value of the shares and warrants were reduced on a pro-rata basis to the $1.5 million in debentures and recorded as a discount against the debentures, and will be amortized as interest expense over the term of the debentures. The unamortized discount at June 30, 2003 was $1,085,495 and is offset against the outstanding balance of the debentures in the accompanying unaudited balance sheet.

NOTE 8 - LEASES

     During 2001, the Company entered into a capital lease for the purchase of certain computer equipment. The lease requires monthly payments of $820 through September 2005 and has an outstanding principal balance at June 30, 2003 of $17,231. The lease is collateralized by equipment with a remaining book value of approximately $17,300 at June 30, 2003. Depreciation expense of $10,570 was recognized on this equipment during each of the periods ended June 30, 2003 and 2002.

     In January 2003, the Company entered into a capital lease for certain equipment. The lease requires monthly payments of $2,842 through January 2006 and has an outstanding principal balance of $57,915 at June 30, 2003. The lease is collateralized by equipment with a remaining book value of approximately $58,000 at June 30, 2003. Depreciation expense of $6,500 was recognized on this equipment during the six months ended June 30, 2003.

     The Company leases office and warehouse space under an operating lease agreement with an expiration date of December 31, 2003. The Company's future minimum rental under this operating lease amounts to $19,800 at June 30, 2003.

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

     At June 30, 2003, the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 20,000 shares of the Company's common stock at $.45 per share. The CEO disputes the plaintiff's claim that this option is valid. Since the CEO's actions were for the benefit of the Company, the Board of Directors has agreed to indemnify the CEO by replacing his shares through the issuance of shares from treasury or otherwise compensate the CEO for any monetary loss if the plaintiff is successful in his claim.

     The Company has recorded a contingent liability in connection with these matters.

     In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $98,645 at June 30, 2003. This amount is reflected in the accompanying unaudited balance sheet as an offset to stockholders' equity.

     In December 2002, the Company granted a total of 43,334 shares of restricted common stock as a bonus payable to four executives and key employees. 21,667 of the shares were for past services and are distributable anytime after January 31, 2003 at the election of the employee. These 21,667 shares were valued at $130,000 and recorded as non-cash compensation during the year ended December 31, 2002. The remaining 21,667 shares are to be issued in June 2004 or upon a change in control of the Company. The employee must remain in the continuous employment of the Company until the time the shares become distributable in order to receive them. During the six months ended June 30, 2003, the Company accrued $43,334 in non-cash compensation related to these agreements based on a price per share of common stock of $6.00.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK

     A summary of common stock transactions for the periods ended June 30, 2003 and 2002 is as follows:

                         Six Months Ended June 30, 2003

     The Company sold 1,100,000 units in an underwritten public offering for $14,300,000 in cash, or $13.00 per unit. Underwriter discount and offering costs of $2,417,644 were recognized on the sale. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock for $9.75 per share, expiring in 2008. During July 2003, the underwriter exercised its overallotment option and sold an additional 165,000 units for $2,145,000 in cash. Underwriter discount and offering costs of $261,473 were recognized on the sale. In total, the Company sold 1,265,000 units, realizing gross proceeds of $16,445,000 and recognizing $2,679,117 of offering costs. The stock and the warrants included in the units traded only as a unit for the first 30 days following the effective date of the offering, after which the units were delisted and the stock and warrants included in the units began trading separately.

     The Company sold 3,333 shares of restricted common stock at $6.00 per share through a private placement for $20,000 in cash.

     The Company issued 24,242 shares of restricted common stock in connection with a convertible note in the amount of $200,000 (see Note 7). The shares were valued at $6.00 per share, or $145,454.

     The Company issued 169,231 shares of restricted common stock and warrants to purchase 169,231 shares of restricted common stock in connection the sale of $1,500,000 of debentures (see Note 7). The shares of common stock and the warrants were valued at an aggregate of $1,500,000.

                         Six Months Ended June 30, 2002

     The Company sold 130,278 shares of restricted common stock at $15.00 per share through private placements for $1,954,175 in cash. Stock offering costs of approximately $125,000 were recorded in connection with the sale, including 4,948 shares of restricted common stock valued at $15.00 per share.

     The Company issued 1,667 shares of restricted common stock upon the exercise of common of stock options for $15,000 in cash.

     The Company issued an aggregate of 5,016 shares of restricted common stock in cashless exercises of common stock options. The underlying agreements were for a total of 10,296 common stock options with exercise prices ranging from $9.00 to $15.00 per share.

     The Company issued 3,109 shares of common stock for future legal services valued at $90,000.

     The Company canceled 26,667 shares of common stock, which had been issued as collateral for a loan.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS AND WARRANTS

     At June 30, 2003, the Company had outstanding 207,083 options to employees under various agreements with exercise prices ranging from $15.00 to $16.50 per share, expiring between May 2005 and February 2008. Of the options outstanding at June 30, 2003, 158,750 were vested and 68,667 were exercisable. During the six months ending June 30, 2003, 6,333 options were granted, 4,563 options were forfeited and no options were exercised.

     At June 30, 2003, the Company had outstanding options and warrants to purchase 1,811,404 shares of common stock that were issued to non-employees under various agreements with exercise prices ranging from $5.25 to $27.00 per share, expiring between August 2003 and November 2008. During the six months ended June 30, 2003, the Company issued options and warrants to purchase 491,660 shares of common stock to non-employees and no options or warrants to non-employees were exercised or expired.

NOTE 12 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:


                                                                       For the Three                     For the Six
                                                                       Months Ended                     Months Ended
                                                                         June 30,                         June 30,
                                                              ----------------------------      ----------------------------
                                                                  2003            2002               2003             2002
                                                              -----------      -----------      -----------      -----------
     Loss from continuing operations
      available to common shareholders
      (numerator)                                             $ 1,146,312      $  (196,104)     $ 1,918,816      $  (384,256)
                                                              -----------      -----------      -----------      -----------
     Weighted average number of common
      shares outstanding during the period used
      in per share calculations (denominator)                   1,459,070          977,888        1,390,895          937,627
                                                              -----------      -----------      -----------      -----------



     Because the Company incurred losses for the periods ended June 30, 2003 and 2002, the effect of options/warrants and convertible notes totaling 2,283,656 and 384,047 equivalent shares, respectively, has been excluded from the loss per share computation since its impact would be antidilutive.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - PUBLIC OFFERING

     In February 2003 the Company's Board of Directors approved the filing by the Company with the Securities and Exchange Commission of a registration statement on Form SB-2 registering the sale of up to 500,000 units, each unit consisting of two shares of stock and one warrant. The registration statement was filed April 1, 2003. Subsequently, the Board authorized the filing of an amendment to the registration so that it would cover up to 1,100,000 units before taking into account the underwriter's over allotment option. The registration statement was amended accordingly and was declared effective June 24, 2003. Net proceeds to the Company were approximately $11,900,000 after underwriter discount and offering expenses. During July 2003, the underwriter exercised its overallotment option and sold an additional $2,145,000 in securities, which resulted in net proceeds to the Company of approximately $1,900,000 after underwriter discount and offering expenses.

     In connection with the offering, the Company's issued and outstanding securities, including common stock, warrants and units, were listed on the American Stock Exchange.

     In connection with its authorization of the filing of a registration statement, the Company's Board of Directors also authorized, subject to stockholder approval, a reverse split of the Company's common stock. On May 19, 2003, the stockholders authorized the Board to determine the precise ratio of the split and the timing thereof. The Board approved a 1-for-15 reverse stock split that became effective on June 4, 2003.

NOTE 14 - SUBSEQUENT EVENTS

     In July 2003, the Company repaid two convertible notes payable, one note payable and related accrued interest in the aggregate amount of $437,525 (see Note 7).

     In July 2003, the Company repaid $150,000 of a related party obligation (see Note 6).

     In July 2003, the Company sold 165,000 units, consisting of two shares of common stock and one warrant to purchase a share of common stock at $9.75 per share, for $2,145,000 in gross proceeds (see Notes 10 and 13).

Item 2. Management's Discussion and Analysis or Plan of Operations

Overview

   The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our consolidated condensed financial statements and related notes that are included herein.

   Our business consists of the purchase and resale of prepaid telephone and other products through our proprietary electronic point-of-sale system, Qxpress. The key components of the Qxpress system include the Qxpress 200 terminals, our data center, the software that runs the terminals and the data center and the communication protocols that connect the terminals to the data center. The Qxpress system was introduced in September 2002. Prior to that date, we used third party equipment and software. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

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

   Our system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. Telecommunication carriers, such as Verizon, Cingular, T Mobile and AT&T sell their prepaid wireless services either directly or through distributors who purchase these products at rates significantly lower than those that could be obtained by individual consumers and small businesses. These distributors often purchase prepaid telecommunication products from different carriers, then resell these products in smaller quantities to their established networks of retail outlets, such as convenience stores, check cashing stores, newsstands, grocery stores and discount stores. Qxpress can also be used to sell and reload prepaid credit cards and for money transfer services.

   Our principal source of revenue has been the resale of prepaid telecommunication products that we purchase from suppliers of wireless, long distance and other products or from distributors who purchase these products from suppliers. The table below illustrates the revenues we derived from our principal products and the percentage of total revenues represented by this amount:


                                          Three months ended June 30,                             Six months ended June 30,
                              ------------------------------------------------    ------------------------------------------------
                                      2003                      2002                       2003                      2002
                              ----------------------   -----------------------    -----------------------   ----------------------
                               Amount     Percentage     Amount     Percentage      Amount     Percentage     Amount    Percentage
                             ----------   ----------   ----------   ----------    -----------  ----------   ----------  ----------
Wireless ..................  $5,707,837     96.24%     $6,289,103     87.91%      $11,276,156     96.56%    $11,952,360    89.00%
Long distance .............      93,707      1.58         287,592      4.02           190,349      1.63         602,990     4.49
Home dial tone ............       1,779      0.03         123,049      1.72             7,007      0.06         259,192     1.93
Other .....................     127,513      2.15         454,281      6.35           204,363      1.75         615,076     4.58
                             ----------     -----      ----------     -----       -----------     -----     -----------    -----
 Totals ...................  $5,930,836    100.00      $7,154,025    100.00%      $11,677,875     100.0%    $13,429,618    100.0%
                             ==========     =====      ==========     =====       ===========     =====     ===========    =====

   Historically, our results of operations have been characterized by relatively high revenues but relatively low gross profits. As a reseller of prepaid telecommunication products, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. Our gross profit margin was approximately 25.2% for the six months ended June 30, 2003 and 25.8% for the comparable period in 2002. However, after further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), our margins were approximately 2.4% for the six months ended June 30, 2003 and 2.3% for the comparable period in 2002. Because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

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

   Substantially all of our revenues are collected through automated clearing house, or ACH, transactions initiated by us within 72 hours of the sale of the product. In an ACH transaction, funds are electronically transferred from the merchants' accounts to our accounts. As a result, we have virtually no receivables from retailers and we do not have expenses associated with billing and collection. The brokers through whom we distribute our system are responsible for any unpaid ACH transactions from retailers so we experience virtually no bad debt expense. We expect that transaction fees earned under our service bureau model will be collected in essentially the same manner. However, we may generate receivables from sales of terminals and from consulting services provided to assist customers in setting up and operating data centers.

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

   In the first half of 2003 we entered into a number of financing transactions, the most significant of which was a registered public offering of units consisting of stock and warrants. Gross proceeds from the offering were approximately $16.5 million. Other financings included private sales involving the sale of investment units consisting of notes, convertible debentures, stock and warrants. The total amount raised in these private transaction was $2.7 million. The value of the stock and warrants issued in these transaction was determined to be in excess of $2.6 million, which will be amortized over the lives of the debt instruments, generally 12 months. As a result we will have significant interest expense for 2003 and the first quarter of 2004. We believe that the proceeds from offerings have provided us with the capital that we anticipate needing to fund our growth and allow us to take advantage of market opportunities.

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

   Stock options and warrants

   We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as provided by Statement of Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment to FASB Statement No. 123." As a result, no compensation costs are recognized for stock options granted to employees. Options and warrants granted to non-employees are recorded as an expense on the date of grant based on the then estimated fair value of the security in question.

   Income taxes

   At June 30, 2003, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $9 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. However, our ability to offset our accumulated net operating loss against future taxable income may cause our future reported earnings and profitability to be greater than they would be if fully taxable.

Results of Operations

   The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

                                                                          Three months               Six months
                                                                         ended June 30,             ended June 30,
                                                                        -----------------          ----------------
                                                                         2003        2002           2003        2002
                                                                        -----       -----          -----       -----
      Revenues ......................................................   100.0%      100.0%         100.0%      100.0%
      Cost of goods sold ............................................    74.7        74.1           74.8        74.2
                                                                        -----       -----          -----       -----
      Gross profit ..................................................    25.3        25.9           25.2        25.8
      Commissions and fees ..........................................    23.1        23.8           22.8        23.5
      Selling expenses ..............................................     1.4         0.9            1.5         1.0
      General and administrative expenses ...........................     6.4         3.4            7.6         3.6
      Depreciation and amortization .................................     3.2         0.4            3.0         0.4
      Non-cash compensation .........................................     0.3           -            0.4           -
                                                                        -----       -----          -----       -----
      Loss from operations ..........................................    (9.1)       (2.6)         (10.1)       (2.7)
      Other income (expense) - net ..................................   (10.2)       (0.1)          (6.3)       (0.1)
                                                                        -----       -----          -----       -----
      Net loss ......................................................   (19.3)       (2.7)         (16.4)       (2.8)

Three and six-month periods ended June 30, 2003 and 2002

   Revenues. Revenues for the three months ended June 30, 2003 were $5.93 million compared to $7.15 million for the same period in 2002, a decrease of $1.22 million, or 17.1%. Revenues for the six months ended June 30, 2003 were $11.68 million compared to $13.43 million for the same period in 2002, a decrease of $1.75 million, or 13.0%. The second quarter of 2002 was the highest revenue quarter in our history. Almost $2 million of revenue in that quarter was derived from a single customer that terminated its relationship with us in the third quarter of 2002. We had hoped that this revenue loss would have been offset by the roll-out of our new Qxpress 200 terminal in the third quarter of 2002. However, the development of the terminal and related software took longer than expected. When the development was finally completed, our lack of liquidity prevented us from contract-manufacturing a sufficient number of the terminals that would have enabled us to increase our revenues significantly. Starting in the first quarter of 2003 and continuing into the third quarter of 2003, we addressed our liquidity issue through the sale of various debt and equity securities that yielded gross proceeds of in excess of $19 million. As a result, we have ordered approximately 7,500 Qxpress 200 terminals since the beginning of the second quarter of 2003 -- 2,500 in April 2003 and 5,000 in July 2003. We have begun to take delivery of these terminals and anticipate that they will all be ready to be placed in service by the end of 2003.

   Cost of goods sold. Cost of goods sold for the three months ended June 30, 2003 was $4.43 million compared to $5.30 million for 2002, a decrease of $875,000, or 16.5%. Cost of goods sold for the six months ended June 30, 2003 was $8.74 million compared to $9.96 million for the same period in 2002, a decrease of $1.23 million or 12.3%. As a percentage of revenues, cost of goods sold for the 3-month and 6-month periods in 2003 was 74.7% and 74.8%, respectively, compared to 74.1% and 74.2% for the 3-month and 6-month periods in 2002. The majority of the decrease in cost of goods sold is due to decrease in revenues. On the other hand, the increase in cost of goods sold as a percentage of revenues is attributable to the fact that some of our newer wireless products carry lower discounts. This increase was offset by a decrease in commissions and fees, as we were able to pass on this lower discount to brokers and retailers in the form of lower commissions.

   Gross profit. Gross profit for the three months ended June 30, 2003 was $1.50 million compared to $1.85 million for the same period in 2002, a decrease of $348,000, or 18.8%. Gross profit for the six months ended June 30, 2003 was $2.94 million compared to $3.47 million for the same period in 2002, a decrease of $526,000, or 15.2%. Gross margin for the 3-month and 6-month periods ended June 30, 2003 was 25.3% and 25.2%, respectively, compared to 25.9% and 25.8% for the 3-month and 6-month periods ended June 30, 2002. These decreases are attributable to lower discounts offered by our suppliers, which translates into higher costs for us. In the future, we expect our gross margin to fluctuate as our product mix changes and as discount rates offered by carriers change. Gross margin will also be influenced by the relative growth experienced in our two business models, the traditional broker model and the service bureau model.

   Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the three months ended June 30, 2003 were $1.37 million compared to $1.70 million for the same period in 2002, a decrease of $330,000, or 19.4%. For the six months ended June 30, 2003 and 2002, commissions and fees were $2.67 million and $3.16 million, respectively, a decrease of $492,000 or 15.6%. As a percentage of revenues, commissions and fees for the 3-month and 6-month periods ended June 30, 2003 were 23.1% and 22.8%, respectively, compared to 23.8% and 23.5% for the 3-month and 6-month periods ended June 30, 2002. These decreases reflect the fact that we successfully reduced the commissions we pay to brokers as a result of a lower discounts we received from our suppliers. A component of commissions and fees is transaction processing fees paid to a third party for transactions processed through our prior terminal. These fees were approximately $89,000 in the first six months of 2003 compared to $124,000 in the first six months of 2002. These fees have been consistently in the range of 1% of gross revenues processed through that system. Since most of our revenue growth will come from transactions generated by the new Qxpress 200 terminal, these expenses are not expected to increase from their current level in terms of absolute dollars and will likely continue to decrease as existing customers are transitioned to our new terminal.

   Selling expenses. Selling expenses for the three months ended June 30, 2003 were $81,000 compared to $65,000 for the same period in 2002, an increase of $16,000, or 24.8%. Selling expenses for the six months ended June 30, 2003 were $175,000 compared to $129,000 for the same period in 2002, an increase of $46,000, or 35.5%. As a percentage of revenues, selling expenses for the 3-month and 6-month periods ended June 30, 2003 were 1.4% and 1.5%, respectively, compared to 0.9% and 1.0% for the 3-month and 6-month periods ended June 30, 2002. These increases are due to higher travel expenses, reflecting the sales efforts associated with building an expanded network for the selling and distribution of our products, and to the cost of a new employee added to our sales force in 2003.

   General and administrative. General and administrative expenses for the three months ended June 30, 2003 were $380,000 compared to $243,000 for the same period in 2002, for an increase of $137,000, or 56.2%. General and administrative expenses for the six months ended June 30, 2003 were $890,000 compared to $484,000 for 2002, an increase of $406,000, or 83.9%. As a percentage of revenues, general and administrative expenses for the 3-month and 6-month periods ended June 30, 2003 were 6.4% and 7.6%, respectively, compared to 3.4% and 3.6% for the 3-month and 6-month periods ended June 30, 2002. These increases can be attributed to a number of factors. The first factor is an increase in our general and administrative salaries and benefits of approximately $80,000 for the first three months of 2003 and $150,000 for the first six months of the year. This increase is not due to higher gross salaries paid but to lower salaries eligible to be capitalized as software development costs in 2003. As previously noted, we placed our data center in service in September 2002. While we are still developing new applications for our system and some of the salaries of software engineers are capitalized, this amount is lower in 2003 and we expect that trend to continue in future periods. A second factor is a consulting expense of $150,000 that we recorded in the first quarter of 2003 relating to financial advisory services. We do not expect to incur similar expenses during future periods.

   Depreciation and amortization. Depreciation and amortization expenses for the three months ended June 30, 2003 were $192,000, compared to $30,000 for the same period for 2002. Depreciation and amortization expenses for the six months ended June 30, 2003 were $351,000 compared to $59,000 in 2002. These increases are attributable primarily to the amortization of software development costs, which began in the fourth quarter of 2002 and to higher depreciation expenses from Qxpress 200 units deployed since that time. The quarterly amount of software development costs amortized in 2003, $121,000, is the single greatest contributor to the increase in the 3-month and 6-month periods. The additional increase is due to depreciation expenses incurred in 2003 related to the deployment of Qxpress 200 units, which also began the fourth quarter of 2002. As we continue to amortize software development costs and we increase significantly the number of Qxpress 200 units in service, we expect depreciation and amortization expenses to increase in the future.

   Non-cash compensation. In December 2002, we granted a bonus payable in stock to four executives and key employees. Of the total grant of 650,000 shares, 50% of those were for past services and accrued as expense in 2002. The other 50% is payable in June 2004 provided that the employee has been continuously employed by us. We accrued $21,666 toward this future issuance of stock in each of the first two quarters of 2003. No expenses of this nature were recorded in 2002.

   Loss from operations. Loss from operations for the three months ended June 30, 2003 was $540,000 compared to $186,000 for 2002. The loss from operations for the six months ended June 30, 2003 was $1.19 million compared to $365,000 for the same period in 2002. This increase is attributable to factors discussed above, specifically (i) lower revenues (ii) higher general and administrative expenses, (iii) higher depreciation and amortization expenses, (iv) an increase in selling expenses, and (v) non-cash compensation recorded in 2003. We expect our investment in an expanded distribution network to result in significantly higher revenues in the future while our ongoing operating expenses, other than commissions and fees, to increase by a smaller percentage. We believe these factors will contribute to continuing improvement in the results from operations in the foreseeable future.

   Other expense -- net. Other income and expense consists primarily of interest income and expense. Net other expense for the three months ended June 30, 2003 and 2002 was $606,000 and $10,000, respectively. Net other expenses for the six months ended June 30, 2002 were $733,000 and $24,000, respectively. The increases in net other expense represent interest expense related to the unsecured note, convertible note and debentures we sold in 2003. Most of this interest expense, $520,000 for the 3-months and $611,000 for the 6-months ended June 30, 2003, is in the form of amortization of discount on these debt instruments and therefore does not represent an amount to be paid in cash. The remainder of the amount is related to the actual interest either paid or to be paid on our debt. In July 2003 we repaid over $570,000 of debt prior to their maturity dates in order to save interest expense in future quarters. The interest rates on these debt instruments ranged from 10-14%. In addition, on June 30, 2003 we transferred $1.725 million to an escrow account as cash collateral for the repayment of $1.5 million aggregate principal amount, and accrued interest thereon, of our 12% secured convertible debentures due March 31, 2004. As of July 1, 2003, the interest rate on the debentures decreased to the prime rate, currently 4%. Based on these factors, we expect to continue to recognize the amortization of discount on debt during future quarters of 2003 but our interest expense that represents cash payments should decline significantly in future quarters.

   Income tax expense. At June 30, 2003 we had operating loss carryforwards of approximately $9 million that may be applied against future taxable income in years through 2023. The loss carryforwards and other items result in net deferred tax asset of approximately $3 million. The amount of and ultimate realization of the benefits from this deferred tax asset for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax asset, at year-end we established a valuation allowance equal to the net deferred tax asset and no income tax benefit from our operating loss has been recognized for any of the periods presented.

   Net loss. Net loss for the three months ended June 30, 2003 was $1,146,000 compared to $196,000 for the same period in 2002. Net loss for the six months ended June 30, 2003 was $1,919,000 compared to $384,000 for the same period in 2002. The increased net loss is attributable to the foregoing factors.

Liquidity and Capital Resources

   Historically, we have financed our working capital requirements through cash flow from operations, the sale of shares of our common stock, proceeds from short-term bank borrowings, and proceeds from the sale of convertible debentures and notes. Since the end of 2001, we have not had any working capital credit facility.

   In June 2003 we successfully completed a registered public offering of 1,100,000 units, each unit consisting of two shares of common stock and one common stock purchase warrant. The units were priced at $13.00 each, yielding us gross proceeds of $14.3. In July 2003, the underwriter of the offering exercised its overallotment option to acquire another 165,000 units, yielding additional gross proceeds of $2,145,000. Net proceeds to us after underwriter discount and estimated offering costs were approximately $13.8 million. While some of this amount will be utilized in the short-term to repay debt and purchase new Qxpress 200 units, much of the offering proceeds will be available to us in the longer-term and allow us to evaluate market opportunities that we have heretofore been unable to consider. The proceeds will also provide us with significant balance sheet strength, which can be used to further expand our financial resources in the areas of equipment financing and other credit facilities should the need arise.

   Prior to the completion of this offering, we raised a total of $2.7 million through the sale of (a) a $200,000 unsecured convertible note due February 28, 2004 and bearing interest at 12%; (b) $1.5 million aggregate principal amount of secured convertible debentures due March 31, 2004; and (c) an unsecured promissory note in the original principal amount of $1,000,000 due August 31, 2004 bearing interest at 12%. During July 2003, we i) repaid a five-year amortizing convertible note with a remaining principal balance of approximately $190,000 with interest at 14%; ii) repaid the $200,000 convertible note, due February 28, 2004, iii) repaid a note with an outstanding balance of $31,350 with interest at 12%, due November 30, 2003, and iv) paid a $150,000 scheduled installment on a loan from our CEO. Other remaining outstanding debt includes the $1 million, 12% unsecured note due August 31, 2004 and $1.5 in convertible debentures, due March 31, 2004. The debentures will accrue interest at the prime rate (currently 4%) since we cash collateralized the debt by transferring $1.725 million to an escrow account.

   As of June 30, 2003, we had working capital of approximately $10.2 million.

   For the six months ended June 30, 2003, net cash used by operating activities was $890,000. The primary components of our operating cash flows are our net loss, increase in accounts payable, depreciation and amortization, and increases in inventory and accounts receivable.

   Capital expenditures include capitalized software development costs and purchase of property and equipment. For the six months ended June 30, 2003, capitalized software development costs were $389,000 and purchases of property and equipment were $769,000. We expect that capital expenditures will increase significantly in future periods of 2003 as we place more terminals in service.

   For the six months ended June 30, 2003, net cash provided by financing activities was $14.4 million. Net cash provided by financing activities primarily reflects sales of stock and debt instruments, offset by repayments of existing indebtedness. The single largest contributor to net cash provided by financing activities were the proceeds of the public offering.

Recent Accounting Pronouncement

   Statement of Financial Accounting Standards ("SFAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 146 and 147 have no current applicability to us or their effect on our financial statements are not significant.

Item 3.  Controls And Procedures

a) Evaluation of Disclosure Controls and Procedures. The Company's management, with the participation of the chief executive officer and the chief financial officer, carried out an evaluation of the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this quarterly report (the "Evaluation Date"). Based upon that evaluation, the chief executive officer and the chief financial officer concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective, providing them with material information relating to the Company as required to be disclosed in the reports the Company files or submits under the Exchange Act on a timely basis.

b) Changes in Internal Control over Financial Reporting. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

Item 1. Legal Proceedings

   As of August 1, 2003, we are not a party to any legal proceedings, except as set forth below.

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

   In January 2002, we filed a lawsuit against an individual for non-payment of funds owed relating to the purchase of common stock. We have been awarded summary judgment in the amount of $135,000, of which $99,000 remained uncollected at June 30, 2003.

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

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.

   Since January 1, 2003, we have entered into the following financing transactions:

   (a) We sold 3,333 shares of common stock to a single investor for $20,000 in cash.

   (b) We sold a 12% unsecured convertible note in the principal amount of $200,000 and 24,242 shares of common stock for an aggregate purchase price of $200,000. The entire principal amount of the note and all accrued interest is due and payable on February 28, 2004. The note and accrued interest thereon of $11,769 was paid in July 2003.

   (c) We sold (a) $1.5 million aggregate principal amount of our 12% secured convertible debentures due March 31, 2004, (b) 169,231 shares of common stock and (c) warrants to purchase 169,231 shares of common stock. The gross proceeds to us from the sale of all of these securities was $1.5 million. See note 7 to the unaudited interim financial statements for more information regarding the terms of the debentures.

Item 4. Submission of Matters to a Vote of Security Holders

   On Monday, May 19, 2003 at 9:00 a.m., we held a Special Meeting of Shareholders, at which at least a majority of the shares entitled to vote were present, for the purpose of considering and acting upon the following matters:

1. To the approve an amendment to Q Comm's articles of incorporation to effect a reverse stock split of Q Comm's common stock at a ratio within the range from one-for-six to one-for-fifteen at any time prior to December 31, 2003, at the sole discretion of Q Comm's board of directors, in connection with an underwritten public offering by Q Comm. The breakdown of the votes (on a post 1 for 15 reverse split basis) cast with respect to the foregoing matter is a follows:

FOR                      AGAINST                   ABSTAIN
---                      -------                   -------
828,723                  48,446                    67

2. To approve the adoption of the Q Comm 2003 Stock Option Plan. The breakdown of the votes (on a post 1 for 15 reverse split basis) cast with respect to the foregoing matter is a follows:


FOR                      AGAINST                   ABSTAIN
---                      -------                   -------
542,423                  55,219                    8,481

No other matter was submitted to a vote of our shareholders at this meeting.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

   Exhibit No.        Description

      31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.


b. Reports on Form 8-K:

   On April 2, 2003, we filed a current report a form 8-K under item 7 to announce the results of operations for the year ended December 31, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Q Comm International, Inc
                                     (Registrant)

Date: August 14, 2003                /s/ Paul Hickey
                                     ---------------
                                     Paul Hickey
                                     Chief Executive Officer

Date: August 14, 2003                /s/ Michael Openshaw
                                     --------------------
                                     Michael Openshaw
                                     Chief Financial Officer
                                     (Principal Accounting Officer)