Form 10QSB
period 2003-09-30
Q COMM INTERNATIONAL INC
filed 2003-11-07
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                        Commission File Number 001-31718

                           Q COMM INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                            Utah                     87-0674277
                            ----                     ----------
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

As of November 4, 2003, there were 3,995,250 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|



                                    Q COMM INTERNATIONAL, INC.
                                        FORM 10-QSB REPORT

                                        September 30, 2003

                                        TABLE OF CONTENTS

                                                                                            PAGE
PART I - FINANCIAL INFORMATION
         Item 1.  Interim condensed financial statements (unaudited)

                Condensed Consolidated Balance Sheets, September 30, 2003 (unaudited)
                and December 31, 2002                                                         1

                Unaudited Condensed Consolidated Statements of Operations, for the three
                and nine months ended September 30, 2003 and 2002                             2

                Unaudited Condensed Consolidated Statements of Cash Flows, for the nine
                months ended September 30, 2003 and 2002                                      3

                Notes to Unaudited Condensed Consolidated Financial Statements                5

         Item 2. Management's Discussion and Analysis or Plan of Operation                   12

         Item 3. Controls and Procedures                                                     17

PART II - OTHER INFORMATION

         Item 1. Legal Proceedings                                                           18

         Item 2. Changes in Securities and Use of Proceeds                                   18

         Item 6. Exhibits and Reports on Form 8-K                                            18

SIGNATURES                                                                                   19


Item 1.  Interim condensed financial statements (unaudited)



                           Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                              CONDENSED CONSOLIDATED BALANCE SHEET

                                                                (Unaudited)
                                                                September 30,     December 31,
                                                                    2003              2002
                                                                ------------      ------------
                                       ASSETS
Current Assets:
   Cash in bank                                                 $  9,244,931      $    115,609
   Restricted cash                                                 1,620,583              --
   Accounts receivable, net                                          382,153            51,699
   Inventory                                                         561,384           165,491
   Deferred taxes                                                    539,228           539,228
                                                                ------------      ------------
     Total Current Assets                                         12,348,279           872,027
                                                                ------------      ------------

Property & Equipment, net                                          1,524,115           522,598
                                                                ------------      ------------
Deposits on Equipment to be Purchased                                896,167           512,904
                                                                ------------      ------------
Other Assets:
   Capitalized software development costs, net                     1,491,634         1,330,053
   Goodwill, net                                                     144,580           144,580
   Deferred stock offering costs                                        --              67,115
   Deposits                                                           26,587            24,074
                                                                ------------      ------------
     Total Other Assets                                            1,662,801         1,565,822
                                                                ------------      ------------
     Total Assets                                               $ 16,431,362      $  3,473,351
                                                                ------------      ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Bank overdraft                                                  $     74,102      $    595,544
   Accounts payable                                                  710,147         1,229,701
   Accrued expenses                                                  480,016           226,635
   Notes payable                                                        --              31,350
   Convertible notes and debentures - current portion (net)        1,191,487            43,557
   Capital lease obligations - current portion                        28,560             5,892
   Related party obligations - current portion                        15,759
   Contingent liabilities                                            359,235           359,235
                                                                ------------      ------------
     Total Current Liabilities                                     2,859,306         2,491,914
                                                                ------------      ------------
Long-term Obligations:
   Convertible notes payable                                            --             167,690
   Capital lease obligations                                          40,194            14,754
   Related party obligations                                         244,933           410,692
   Deferred taxes                                                    539,228           539,228
                                                                ------------      ------------
     Total Long-term Obligations                                     824,355         1,132,364
                                                                ------------      ------------
     Total Liabilities                                             3,683,661         3,624,278
                                                                ------------      ------------
Stockholders' Equity (Deficit):
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 3,995,250 and 1,268,443 shares
     issued and outstanding, respectively                              3,995             1,268
   Capital in excess of par value                                 23,812,400         7,511,857
   Retained deficit                                              (10,980,817)       (7,533,102)
                                                                ------------      ------------
                                                                  12,835,578           (19,977)
   Less stock subscription receivable                                (87,877)         (130,950)
                                                                ------------      ------------
     Total Stockholders' Equity (Deficit)                         12,747,701          (150,927)
                                                                ------------      ------------
     Total Liabilities and Stockholders' Equity (Deficit)       $ 16,431,362      $  3,473,351
                                                                ------------      ------------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                               1




                                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 For the Three Months              For the Nine Months
                                                 Ended September 30,               Ended September 30,
                                           ------------------------------      ------------------------------
                                              2003               2002             2003               2002
                                           ------------      ------------      ------------      ------------
Revenues                                   $  6,767,516      $  5,640,639      $ 18,445,391      $ 19,070,257

Cost of Goods Sold                            5,011,059         4,227,654        13,746,935        14,188,967
                                           ------------      ------------      ------------      ------------
Gross Profit                                  1,756,457         1,412,985         4,698,456         4,881,290
                                           ------------      ------------      ------------      ------------
Operating Expenses:
   Commissions and fees                       1,593,930         1,282,201         4,262,012         4,442,659
   Selling expenses                             157,210            92,616           332,273           221,767
   General and administrative expenses          398,621           322,330         1,288,857           806,347
   Depreciation and amortization                190,754            30,742           541,792            90,024
   Non-cash compensation                         21,666           450,000            64,998           450,000
                                           ------------      ------------      ------------      ------------
     Total Operating Expenses                 2,362,181         2,177,889         6,489,932         6,010,797
                                           ------------      ------------      ------------      ------------
Loss from Operations                           (605,724)         (764,904)       (1,791,476)       (1,129,507)
                                                                                                 ------------
                                           ------------      ------------      ------------      ------------
Other Income (Expense):
   Other Income                                  20,440                52            20,536             3,950
   Interest and Other Expense                  (943,615)          (18,468)       (1,676,775)          (42,019)
                                           ------------      ------------      ------------      ------------
     Total Other Income (Expense)              (923,175)          (18,416)       (1,656,239)          (38,069)
                                           ------------      ------------      ------------      ------------
Loss Before Income Taxes                     (1,528,899)         (783,320)       (3,447,715)       (1,167,576)

Income Tax Expense                                 --                --                --                --
                                           ------------      ------------      ------------      ------------
Net Loss                                   $ (1,528,899)     $   (783,320)     $ (3,447,715)     $ (1,167,576)
                                           ------------      ------------      ------------      ------------
Basic Loss per Common Share                $      (0.39)     $      (0.81)     $      (1.53)     $      (1.16)
                                           ------------      ------------      ------------      ------------







 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                                       2



                               Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                        ------------------------------
                                                                            2003              2002
                                                                        ------------      ------------
Cash Flows from Operating Activities:
   Net loss                                                             $ (3,447,715)     $ (1,167,576)
     Adjustments to reconcile net loss to
     net cash used by operating activities:
       Loss on disposal of property and equipment                             11,818            21,878
       Depreciation and amortization                                         541,792            90,024
       Amortization of discount on debentures and notes                    1,436,941              --
       Non-cash compensation                                                  64,998           450,000
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                         (330,454)           17,895
         Increase in inventory                                              (395,893)          (53,502)
         Increase in other assets                                             (2,513)           (9,975)
         Increase (decrease) in accounts payable                            (519,554)          207,671
         Increase (decrease) in accrued liabilities                          188,383           (44,413)
                                                                        ------------      ------------
           Net Cash Used by Operating Activities                          (2,452,197)         (487,998)
                                                                        ------------      ------------
Cash Flows from Investing Activities:
   Increase in restricted cash                                            (1,620,583)             --
   Decrease in certificates of deposit                                          --             100,000
   Purchase of property and equipment, including equipment deposits       (1,575,645)         (473,753)
   Capitalized software development costs                                   (524,326)         (712,022)
                                                                        ------------      ------------
           Net Cash Used by Investing Activities                          (3,720,554)       (1,085,775)
                                                                        ------------      ------------
Cash Flows from Financing Activities:
   Issuance of common stock                                               16,465,000         2,410,125
   Cash received from subscription receivable                                 43,073              --
   Payment of stock offering costs                                        (2,740,069)         (104,599)
   Proceeds from notes and debentures                                      2,700,000              --
   Payments on convertible notes and debentures                             (511,247)         (227,993)
   Payment on notes payable                                                  (31,250)         (570,124)
   Proceeds from capital leases                                               66,992              --
   Payments on capital lease obligations                                     (18,884)           (4,136)
   Increase in (payments on) related party obligations                      (150,000)            7,597
   Decrease in bank overdraft                                               (521,442)          176,069
                                                                        ------------      ------------
           Net Cash Provided by Financing Activities                      15,302,073         1,686,939
                                                                        ------------      ------------
Net Increase in Cash                                                       9,129,322           113,166

Cash, Beginning of Period                                                    115,609             2,422
                                                                        ------------      ------------
Cash, End of Period                                                     $  9,244,931      $    115,588
                                                                        ------------      ------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest expense                                                     $     87,996      $      8,938
   Capitalized interest                                                 $       --        $     41,543
   Income taxes                                                         $       --        $       --









                                                   3



                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:


                  For the nine months ended September 30, 2003:

The Company issued 169,231 shares of common stock and warrants to purchase 169,231 shares of common stock in connection with the sale of convertible debentures. The stock and warrants were valued at an aggregate of $1,500,000. Of this amount, $826,056 was amortized to interest expense during the period and $674,944 is unamortized.

The Company issued 24,242 shares of common stock in connection with the sale of a convertible note. The common stock was valued at $145,454. The note was repaid during the period and the amount was recorded as interest expense.

The Company issued warrants to purchase 238,095 shares of common stock in connection with a note payable. The warrants were valued at $1,000,000. Of this amount, $466,431 was amortized to interest expense during the period and $533,569 is unamortized.


                  For the nine months ended September 30, 2002:

The Company issued 100,000 shares of common stock for investor relations services valued at $450,000.

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of Business - The Company's business involves purchasing and reselling prepaid telecommunication and other products through a proprietary electronic point-of-sale activation system. The Company provides its products to end users throughout the United States as well as Canada, France, Australia and Puerto Rico. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Substantially all operations are conducted through the Company's wholly owned subsidiary, Q Comm, Inc. The Company is headquartered in Orem, Utah.

       Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and for all the periods presented have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

       Cash and Cash Equivalents - For purposes of the financial statements, the Comp any considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents. Approximately $127,000 of our cash was insured by the Federal Deposit Insurance Corporation and the remainder was uninsured.

       Accounts Receivable - Accounts receivable consists of trade receivables arising in the normal course of business. At September 30, 2003, the Company has established an allowance for doubtful accounts of approximately $24,600, which reflects the Company's best estimate of probable losses in the accounts receivable balance. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt for the periods presented are insignificant.

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

       The Company regularly reviews the carrying value of intangible assets. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the asset, the difference between the carrying amount and the estimated valued based on cash flows are written off. (See Notes 3 and 4).

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

       Cost of Goods Sold - The cost of goods sold is primarily the cost of the prepaid telecommunication and other miscellaneous products sold at retail as well as the cost of terminals sold to merchants. The full cost of the product, as well as all direct costs associated with the sale of the product, are recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries and transaction processing fees paid to a third party.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options/warrants and convertible notes is dilutive. (See Note 12).

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

       The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 11 The Company accounts for the stock options plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

       During the periods presented in the accompanying financial statements, the Company has granted options under the 2000 and 2002 Stock Options Plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying unaudited statements of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net loss and basic loss per share would have been reduced to the pro forma amounts indicated below:

                                                                For the Three Months             For the Nine Months
                                                                Ended September 30,              Ended September 30,
                                                          -----------------------------     ---------------------------
                                                             2003               2002          2003              2002
                                                          -----------        ---------      ----------       ---------
             Net loss, as reported                      $(1,528,899)        $(783,320)    $(3,447,715)    $(1,167,576)

             Add: Stock-based employee compensation
               expense included in employee income               -                  -              -                -
             Deduct: Total stock-based employee
               compensation expense determined under
               fair value based method                     (255,476)         (123,542)       (766,429)       (370,626)
                                                          ----------        ----------      ----------      ----------
             Pro forma net loss                         $(1,784,375)        $(906,862)    $(4,214,144)    $(1,538,202)
                                                          ----------        ----------      ----------      ----------
             Basic loss per share As reported               $(.39)            $(.81)           $(1.53)        $(1.16)
                                  Pro forma                 $(.45)            $(.94)           $(1.87)        $(1.52)



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

       Reclassifications - Certain amounts in the financial statements for the nine months ended September 30, 2002 have been reclassified to conform to headings and classifications used in the September 30, 2003 financial statements.

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY & EQUIPMENT

       The following is a summary of property and equipment:

                                                    September 30,   December 31,
                                                        2003           2002
                                                    -----------    -----------
                  Point of sale equipment            $1,744,443    $   622,057
                  Office and computer equipment         161,039        140,349
                                                     ---------      ---------
                  Total cost                          1,905,482        762,406
                  Accumulated depreciation            (381,367)       (239,808)
                                                     ---------      ---------
                  Property & equipment, net          $1,524,115       $522,598
                                                     ---------      ---------

       Depreciation expense for the three months ended September 30, 2003 and 2002 was $69,839 and $30,742, respectively, and for the nine months ended September 30, 2003 and 2002 was $179,047 and $79,196, respectively.

NOTE 3 - GOODWILL

       At September 30, 2003, the Company had $144,580 in goodwill remaining from a purchase acquisition classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company completed its initial test of goodwill for impairment during the year ended December 31, 2002. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded during the nine months ended September 30, 2003 and 2002.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

       Information related to capitalized software development costs at September 30, 2003 is as follows:

                    Capitalized software, January 1, 2003       $1,450,968
                    Capitalized during the period                  524,326
                                                                ---------
                    Capitalized software, September 30, 2003     1,975,294
                    Accumulated amortization                     (483,660)
                                                                ---------
                    Capitalized software, net                   $1,491,634
                                                                ---------
       Of the balance at September 30, 2003, approximately $500,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000.

       During the year ended December 31, 2002, the Company completed its initial test of capitalized software development costs in accordance with SFAS No. 142. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. The project was placed in service during September 2002, and the Company began recording amortization expense. During the nine months ended September 30, 2003, the Company recorded amortization expense of $362,745.

NOTE 5 - BANK OVERDRAFT

       The Company receives payment on substantially all its sale transactions through the automated clearinghouse system (ACH system) on either a daily or weekly basis. Once the payment has been received, the Company disburses funds via the ACH system for the cost of products sold and commissions according to the respective agreements, generally ranging from 1-4 days after funds are received. This timing difference between receipt of funds and payment of product costs and commissions creates an ongoing balance of available funds (float) in the Company's bank accounts. The Company utilized a portion of this available balance at September 30, 2003 in the amount of $74,102, which created an overdraft in the Company's books and records while the balance on the bank's records was positive.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY OBLIGATIONS

       At December 31, 2002 the Company owed its CEO a total of $410,692 consisting principally of unpaid equipment lease expenses, deferred salary, notes payable and accrued interest. In February 2003 the amounts were combined into a single note payable due the earlier of December 31, 2007 or upon a change in control of the Company or a sale or liquidation of the Company's assets. Interest on the note is at 10% and is calculated on the outstanding amount retroactive to January 1, 2003. Pursuant to the terms of the note, $150,000 was paid to the CEO in July 2003 out of the proceeds from the public offering that was effective June 24, 2003. (See
       Note 13). In addition, all accrued but unpaid interest on the note through June 30, 2004 will be due on that date and, beginning July 31, 2004 monthly payments in the amount required to fully amortize the remaining principal amount of the note and interest by December 31, 2007 will begin. At September 30, 2003 the outstanding balance of the note was $260,692.

       For the three months ended September 30, 2003 and 2002, the Company recorded interest expense on the notes of $10,267 and $2,413, respectively, and for the nine months ended September 30, 2003 and 2002, the Company recorded interest expense on the notes of $30,801 and $10,062, respectively.

NOTE 7 - LONG-TERM DEBT

       NOTES PAYABLE
       During November 2000, the Company issued an unsecured note payable for $50,000 with interest at 12% and a due date of November 27, 2001. The due date was later partially repaid and extended to November 30, 2003. In connection with obtaining the note, the Company issued options to purchase 1,667 shares of common stock at $9.00 per share expiring November 2003, with demand registration rights. The Company repaid the remaining balance of the note of $31,150 and related accrued interest of $2,247 during the period ended September 30, 2003.

       During May 2003, the Company issued a note payable in the amount of $1,000,000 with interest at 12%, due August 31, 2004. In connection with the note, the Company issued warrants to purchase 238,095 shares of restricted common stock, which were valued at $1,264,285 using the Black-Scholes pricing model and the following assumptions: $5.25 exercise price, $6.50 underlying stock price, 132% volatility, 3.5 year expected life, 1.67% risk free interest rate and expected dividend yield of zero. The value of the warrants was reduced to the $1,000,000 note amount and recorded as a discount against the note and will be amortized as interest expense over the term of the note. The unamortized discount at September 30, 2003 was $533,569 and is offset against the outstanding balance of the note in the accompanying unaudited balance sheet.

       CONVERTIBLE NOTES AND DEBENTURES
       During November and December 2001, the Company borrowed a total of $250,000 in the form of a convertible note, with interest at 14% and monthly payments of $5,865 through November 2006. In connection with the note, the Company issued warrants for the purchase of 10,000 shares of common stock at $18.75 per share, expiring in 2008. The exercise price of the warrants was later reduced to $11.25. The Company repaid the remaining balance of the note of $190,195 during the period ended September 30, 2003.

       In January 2003, the Company issued a 12% unsecured convertible note with a principal amount of $200,000, due February 28, 2004. The Company also issued 24,242 shares of restricted common stock, which were valued at $145,454 or $6.00 per share, the value of similar restricted common shares sold for cash. The Company repaid the note together with accrued interest totaling $211,769 and recorded the discount as interest expense during the period ended September 30, 2003.

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

       The Company may prepay the debentures without premium or penalty after giving the holders thereof 90 days prior written notice. Such notice may be given at any time after the debentures have been outstanding for nine months. Alternatively, the Company has the right to prepay the debentures at any time by paying a 35% premium. The completion of the Company's public offering gave the holders the right to demand prepayment at any time out of the escrow described below. During the period ended September 30, 2003, $100,000 of the debentures was repaid under the holder's right for prepayment. Subsequent to September 30, 2003, and additional $180,000 was repaid under such rights.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

       On July 1, 2003, in accordance with the terms of the agreements relating to the issuance of the convertible debentures, the Company transferred $1.725 million out of the proceeds of the public offering that was effective June 24, 2003 to an escrow agent as collateral security for the repayment of the debentures. This amount is shown as "Restricted cash" in the accompanying unaudited balance sheet. As a result, interest on the debentures is accruing at a rate equal to the prime rate, currently 4%. The Company also agreed to file a registration statement on behalf of the holders of the debentures covering the shares issuable upon conversion of the debentures as well as the shares issued to them in connection with their purchase of the debentures and the shares issuable upon exercise of the warrants issued in connection with the debentures. A registration statement on Form S-3 was filed by the Company on July 9, 2003 and was declared effective on August 4, 2003. As a result, the lien on the Company's assets in favor of the debenture holders was terminated.

       The 169,231 restricted common shares were valued at $1,015,386, or $6.00 per share, the value of similar restricted common shares sold for cash. The 169,231 warrants were valued at $845,562 using the Black-Scholes pricing model and the following assumptions: $14.63 exercise price, $6.00 underlying stock price, 140% volatility, five year expected life, 2.9% risk free interest rate and expected dividend yield of zero. The value of the shares and warrants were reduced on a pro-rata basis to the $1.5 million in debentures and recorded as a discount against the debentures, and will be amortized as interest expense over the term of the debentures. The unamortized discount at September 30, 2003 was $674,944 and is offset against the outstanding balance of the debentures in the accompanying unaudited balance sheet.

NOTE 8 - LEASES

       During 2001, the Company entered into a capital lease for the purchase of certain computer equipment. The lease requires monthly payments of $820 through September 2005 and has an outstanding principal balance at September 30, 2003 of $15,111. The lease is collateralized by equipment with a remaining book value of approximately $15,000 at September 30, 2003. Depreciation expense of $7,172 was recognized on this equipment during each of the periods ended September 30, 2003 and 2002.

       In January 2003, the Company entered into a capital lease for certain equipment. The lease requires monthly payments of $2,842 through January 2006 and has an outstanding principal balance of $51,452 at September 30, 2003. The lease is collateralized by equipment with a remaining book value of approximately $50,000 at September 30, 2003. Depreciation expense of $9,750 was recognized on this equipment during the nine months ended September 30, 2003.

       The Company leases office and warehouse space under an operating lease agreement with an expiration date of December 31, 2003. The Company's future minimum rental under this operating lease amounts to $9,900 at September 30, 2003.

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

       At September 30, 2003, the Company's CEO was party to a suit in which the plaintiff claims the CEO agreed to sell to the plaintiff 20,000 shares of the Company's common stock at $.45 per share. The CEO disputes the plaintiff's claim that this option is valid. Since the CEO's actions were for the benefit of the Company, the Board of Directors has agreed to indemnify the CEO by replacing his shares through the issuance of shares from treasury or otherwise compensate the CEO for any monetary loss if the plaintiff is successful in his claim. In March 2003, the court granted the plaintiff's motion for partial summary judgment. In August 2003 the court awarded damages of approximately $493,000 to the plaintiff, including interest. The CEO is currently in the process of appealing this decision as well as the method used to calculate the plaintiff's loss. The Company has posted a bond ensuring payment of the eventual damage awarded in this case after the appeal has been heard.

       The Company has recorded a contingent liability in connection with these matters.

       In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $87,877 at September 30, 2003. This amount is reflected in the accompanying unaudited balance sheet as an offset to stockholders' equity.

       In December 2002, the Company granted a total of 43,334 shares of restricted common stock as a bonus payable to four executives and key employees. 21,667 of the shares were for past services and are distributable anytime after January 31, 2003 at the election of the employee. These 21,667 shares were valued at $130,000 and recorded as non-cash compensation during the year ended December 31, 2002. The remaining 21,667 shares are to be issued in June 2004 or upon a change in control of the Company. The employee must remain in the continuous employment of the Company until the time the shares become distributable in order to receive them. During the nine months ended September 30, 2003, the Company accrued $64,998 in non-cash compensation related to these agreements based on a price per share of common stock at the time of grant of $6.00.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK

       A summary of common stock transactions for the periods ended September 30, 2003 and 2002 is as follows:

                      Nine Months Ended September 30, 2003

       The Company sold 1,265,000 units in an underwritten public offering for $16,445,000 in cash, or $13.00 per unit. (See Note 13). Underwriter discount and offering costs of $2,809,714 were recognized on the sale. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock for $9.75 per share, expiring in 2008. The stock and the warrants included in the units traded only as a unit for the first 30 days following the effective date of the offering, after which the units were delisted and the stock and warrants included in the units began trading separately.

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

                      Nine Months Ended September 30, 2002

       The Company sold 97,689 shares of restricted common stock at $4.50 per share through private placements for $438,135 in cash. Stock offering costs of approximately $27,000 were recorded in connection with the sale.

       The Company issued 100,000 shares of restricted common stock for investor relations services valued at $4.50 per share, or $450,000.

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

NOTE 11 - STOCK OPTIONS AND WARRANTS

       At September 30, 2003, the Company had outstanding 190,104 options to employees under various agreements with exercise prices ranging from $15.00 to $16.50 per share, expiring between May 2005 and February 2008. Of the options outstanding at September 30, 2003, 158,750 were vested and 68,667 were exercisable. During the nine months ending September 30, 2003, 6,333 options were granted, 16,979 options were forfeited and no options were exercised.

       At September 30, 2003, the Company had outstanding options and warrants to purchase 1,722,826 shares of common stock that were issued to non-employees under various agreements with exercise prices ranging from $5.25 to $27.00 per share, expiring between June 2004 and November 2008. During the nine months ended September 30, 2003, options and warrants to purchase 491,660 shares were issued, 88,578 options and warrants expired and no options or warrants were exercised.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - LOSS PER SHARE

       The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                                                  For the Three                  For the Nine
                                                                 Months Ended                   Months Ended
                                                                  September 30,                   September 30,
                                                              -----------------------       -------------------------
                                                                 2003          2002             2003          2002
                                                              ---------      --------       ---------      ---------
              Loss from continuing operations available
                to common shareholders (numerator)          $(1,528,899)    $(783,320)    $(3,447,715)   $(1,167,576)

              Weighted average number of common
                shares outstanding during the period used
                in per share calculations (denominator)        3,945,033      963,739        2,251,630     1,009,506


       Because the Company incurred losses for the periods ended September 30, 2003 and 2002, the effect of options/warrants and convertible notes totaling 2,142,332 and 384,047 equivalent shares, respectively, has been excluded from the loss per share computation since its impact would be antidilutive.

NOTE 13 - PUBLIC OFFERING

       In February 2003 the Company's Board of Directors approved the filing by the Company with the Securities and Exchange Commission of a registration statement on Form SB-2 registering the sale of up to 500,000 units, each unit consisting of two shares of stock and one warrant. The registration statement was filed April 1, 2003. Subsequently, the Board authorized the filing of an amendment to the registration so that it would cover up to 1,100,000 units before taking into account the underwriter's over allotment option. The registration statement was amended accordingly and was declared effective June 24, 2003. Net proceeds to the Company were approximately $11,850,000 after underwriter discount and offering expenses. During July 2003, the underwriter exercised its overallotment option and sold an additional $2,145,000 in securities, which resulted in net proceeds to the Company of approximately $1,785,000 after underwriter discount and offering expenses.

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

NOTE 14 - SUBSEQUENT EVENTS

        During October 2003, $180,000 in debentures was repaid (see Note 7).

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

Historically, revenues from international operations have accounted for less than 1% of annual revenues. In 2003, we began generating revenues from customers in Canada, France, and Australia. We expect that revenues from international operations will grow over the next few years and will represent a more meaningful portion of our overall revenues, particularly as prepaid wireless is much more common and accepted in Europe, Asia and Latin America than it is in North America.

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

Our principal source of revenue has been the resale of prepaid telecommunication products that we purchase from suppliers of wireless, long distance and other products or from distributors who purchase these products from suppliers. The table below illustrates the revenues we derived from our principal products and the percentage of total revenues represented by this amount:

                                      Three months ended September 30,                   Nine months ended September 30,
                            -------------------------------------------------  -------------------------------------------------

                                    2003                      2002                      2003                      2002
                                    ----                      ----                      ----                      ----

                               Amount    Percentage     Amount     Percentage     Amount     Percentage     Amount    Percentage
                               ------    ----------     ------     ----------     ------     ----------     ------    ----------
Wireless................... $6,303,995     93.15%    $5,385,230     95.47%     $17,543,841     95.12%    $17,338,150    90.92%
Long distance..............    177,248     2.62         175,305      3.11          367,915      1.99         778,063    4.08
Home dial tone.............      1,262     0.02           6,446      0.11            7,880      0.04         265,970    1.39
Other......................    285,011     4.21          73,658      1.31          525,755      2.85         688,074    3.61
                               -------     ----          ------      ----          -------      ----         -------    ----

Totals..................... $6,767,516    100.00%    $5,640,639    100.00%     $18,445,391     100.0%    $19,070,257    100.0%
                            ==========    =======    ==========    =======     ===========     ======    ===========    ======

Historically, our results of operations have been characterized by relatively high revenues but relatively low gross profits. As a reseller of prepaid telecommunication products, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. Our gross profit margin was approximately 25.5% for the nine months ended September 30, 2003 and 25.6% for the comparable period in 2002. However, after further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), our margins were approximately 2.4% for the nine months ended September 30, 2003 and 2.3% for the comparable period in 2002. Because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

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

Our business plan contemplates adding new products rapidly and adopting other sales models. With some of these products and sales models, rather than purchasing and reselling prepaid products, we will facilitate the purchase of the product by others, sell or lease terminals and provide transaction processing services for a fee. In particular, we have developed an alternative revenue model that we refer to as a "service bureau." Under this model, we replicate our data center for and license our proprietary transaction processing software to our customer who is responsible for functions such as inventory management, product ownership, report generation, and funds transfer. We generate license fees and ongoing revenues from transaction processing and management services. While we expect our traditional model, which we refer to as the "broker model," to continue to be our primary means of business, we also expect the service bureau model to grow in 2003. We expect that substantially all of our international expansion will be based on this model and that domestic customers may also choose to operate in this way. We recently set up service bureaus for new customers in France and Australia and are in the process of establishing one in the Bahamas.

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

Substantially all of our revenues are collected through automated clearinghouse, or ACH, transactions initiated by us within 72 hours of the sale of the product. In an ACH transaction, funds are electronically transferred from the merchants' accounts to our accounts. As a result, we have virtually no receivables from retailers and we do not have expenses associated with billing and collection. The brokers through whom we distribute our system are responsible for any unpaid ACH transactions from retailers so we experience virtually no bad debt expense. We expect that transaction fees earned under our service bureau model will be collected in essentially the same manner. However, we may generate receivables from sales of terminals and from consulting services provided to assist customers in setting up and operating data centers.

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

In 2003 we entered into a number of financing transactions, the most significant of which was a registered public offering of units consisting of stock and warrants. Gross proceeds from the offering were approximately $16.5 million. Other financings included private sales involving the sale of investment units consisting of notes, convertible debentures, stock and warrants. The total amount raised in these private transactions was $2.7 million. The value of the stock and warrants issued in these transaction was determined to be in excess of $2.6 million, which will be amortized over the lives of the debt instruments, generally 12 months. As a result we will have significant interest expense for 2003 and the first quarter of 2004. We believe that the proceeds from offerings have provided us with the capital that we anticipate needing to fund our growth and allow us to take advantage of market opportunities.

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

Income taxes

At September 30, 2003, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $9 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. However, our ability to offset our accumulated net operating loss against future taxable income may cause our future reported earnings and profitability to be greater than they would be if fully taxable.

Results of Operations

The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.


                                              Three months ended       Nine months ended
                                                September 30,            September 30,
                                              -----------------       -----------------
                                               2003       2002         2003        2002
                                              ------     ------       ------      ------
     Revenues..............................    100.0%      100.0%     100.0%      100.0%
     Cost of goods sold....................    74.1        75.0       74.5        74.4
                                               ----        ----       ----        ----

     Gross profit..........................    25.9        25.0       25.5        25.6
     Commissions and fees..................    23.6        22.7       23.1        23.3
     Selling expenses......................     2.3         1.6        1.8         1.2
     General and administrative expenses...     5.9         5.7        7.0         4.2
     Depreciation and amortization.........     2.8         0.6        2.9         0.5
     Non-cash compensation.................     0.3         8.0        0.4         2.3
                                                ---         ---        ---         ---

     Loss from operations..................    (9.0)     (13.6)       (9.7)       (5.9)
     Other income (expense) - net..........   (13.6)      (0.3)       (9.0)       (0.2)
                                              ------      -----       -----       -----

     Net loss..............................   (22.6)     (13.9)      (18.7)       (6.1)
                                              ------     ------      ------       -----


Three and nine-month periods ended September 30, 2003 and 2002

Revenues. Revenues for the three months ended September 30, 2003 were $6.77 million compared to $5.64 million for the same period in 2002, an increase of $1.13 million, or 20.0%. Revenues for the nine months ended September 30, 2003 were $18.45 million compared to $19.07 million for the same period in 2002, a decrease of $625,000, or 3.3%. The second quarter of 2002 was the highest revenue quarter in our history at $7.15 million, almost $2 million of which was derived from a single customer that terminated its relationship with us in the third quarter of 2002. We had hoped that this revenue loss would have been offset by the roll-out of our new Qxpress 200 terminal in the third quarter of 2002. However, the development of the terminal and related software took longer than expected. When the development was finally completed, our lack of liquidity prevented us from contract-manufacturing a sufficient number of the terminals that would have enabled us to increase our revenues significantly. Starting in the first quarter of 2003 and continuing into the third quarter of 2003, we addressed our liquidity issue through the sale of various debt and equity securities that yielded gross proceeds of in excess of $19 million. As a result, we have ordered approximately 7,500 Qxpress 200 terminals since the beginning of the second quarter of 2003 -- 2,500 in April 2003 and 5,000 in July 2003. We have taken delivery of approximately 60% of these terminals and anticipate that they will all be ready to be placed in service by the end of 2003.

Cost of goods sold. Cost of goods sold for the three months ended September 30, 2003 was $5.01 million compared to $4.23 million for 2002, an increase of $783,000, or 16.5%. Cost of goods sold for the nine months ended September 30, 2003 was $13.75 million compared to $14.19 million for the same period in 2002, a decrease of $442,000, or 3.1%. As a percentage of revenues, cost of goods sold for the 3-month and 9-month periods in 2003 was 74.1% and 74.5%, respectively, compared to 75.0% and 74.4% for the 3-month and 9-month periods in 2002. The changes in cost of goods sold are related to changes in revenues. Changes in cost of goods sold as a percentage of revenues are attributable to our mix of sales. Wireless products generally carry lower discounts than long distance. Also, fees we charge for the Qxpress units, such as rental or minimum performance fees, directly affect this ratio since they increase revenues without a corresponding increase in cost of goods sold. Wherever possible, increases in cost of goods sold are passed on to brokers and retailers in the form of lower commissions.

Gross profit. Gross profit for the three months ended September 30, 2003 was $1.76 million compared to $1.41 million for the same period in 2002, an increase of $343,000, or 24.3%. Gross profit for the nine months ended September 30, 2003 was $4.70 million compared to $4.88 million for the same period in 2002, a decrease of $182,000, or 3.7%. Gross margin for the 3-month and 9-month periods ended September 30, 2003 was 25.9% and 25.5%, respectively, compared to 25.0% and 25.6% for the 3-month and 9-month periods ended September 30, 2002. As discussed above, the largest factor affecting gross profit is cost of goods sold. In addition, our gross margin also depends on our product mix, the extent to which our service bureau model, which has higher gross margins, grows at a faster rate than our traditional broker model, and the extent to which we generate rental fees and minimum performance fees for our terminals.

Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the three months ended September 30, 2003 were $1.59 million compared to $1.28 million for the same period in 2002, an increase of $312,000, or 24.3%. For the nine months ended September 30, 2003 and 2002, commissions and fees were $4.26 million and $4.44 million, respectively, a decrease of $181,000 or 4.1%. As a percentage of revenues, commissions and fees for the 3-month and 9-month periods ended September 30, 2003 were 23.6% and 23.1%, respectively, compared to 22.7% and 23.3% for the 3-month and 9-month periods ended September 30, 2002. Changes in commissions and fees tend to offset changes in cost of goods sold. After further subtracting the commissions and fees paid to the brokers and retailers, our margins were approximately 2.4% for the nine months ended September 30, 2003 and 2.3% for the comparable period in 2002. A component of commissions and fees is transaction processing fees paid to a third party for transactions processed through our prior terminal. These fees were approximately $129,000 in the first nine months of 2003 compared to $180,000 in the first nine months of 2002. These fees have been consistently in the range of 1% of gross revenues processed through that system. Since most of our revenue growth will come from transactions generated by the new Qxpress 200 terminal, these expenses are not expected to increase from their current level in terms of absolute dollars and will likely continue to decrease as existing customers are transitioned to our new terminal.

Selling expenses. Selling expenses for the three months ended September 30, 2003 were $157,000 compared to $93,000 for the same period in 2002, an increase of $65,000, or 69.7%. Selling expenses for the nine months ended September 30, 2003 were $332,000 compared to $222,000 for the same period in 2002, an increase of $111,000, or 49.8%. As a percentage of revenues, selling expenses for the 3-month and 9-month periods ended September 30, 2003 were 2.3% and 1.8%, respectively, compared to 1.6% and 1.2% for the 3-month and 9-month periods ended September 30, 2002. These increases are due to higher travel expenses, reflecting the sales efforts associated with building an expanded network for the selling and distribution of our products, and to the cost of a new employee added to our sales force in 2003. While our selling expenses may continue to increase in the future, we expect that our revenues will grow at a faster rate.

General and administrative. General and administrative expenses for the three months ended September 30, 2003 were $399,000 compared to $322,000 for the same period in 2002, for an increase of $77,000, or 23.7%. General and administrative expenses for the nine months ended September 30, 2003 were $1.29 million compared to $806,000 for 2002, an increase of $483,000, or 59.8%. As a percentage of revenues, general and administrative expenses for the 3-month and 9-month periods ended September 30, 2003 were 5.9% and 7.0%, respectively, compared to 5.7% and 4.2% for the 3-month and 9-month periods ended September 30, 2002. These increases can be attributed to a number of factors. The first factor is an increase in our general and administrative salaries and benefits of approximately $75,000 for the three months ended September 30, 2003 and $200,000 for the 9-month period. This increase is not due to higher gross salaries paid but to lower salaries eligible to be capitalized as software development costs in 2003. As previously noted, we placed our data center in service in September 2002. While we are still developing new applications for our system and some of the salaries of software engineers are capitalized, this amount is lower in 2003 and we expect that trend to continue in future periods. A second factor is a consulting expense of $150,000 that we recorded in the first quarter of 2003 relating to financial advisory services. We do not expect to incur similar expenses during future periods. Additional factors causing the increase in the nine-month period not explained above include increases in investor relation expenses ($36,000), telephone ($32,000) and postage and delivery expenses ($26,000).

Depreciation and amortization. Depreciation and amortization expenses for the three months ended September 30, 2003 were $191,000, compared to $31,000 for the same period for 2002. Depreciation and amortization expenses for the nine months ended September 30, 2003 were $542,000 compared to $90,000 in 2002. These increases are attributable primarily to the amortization of software development costs, which began in the fourth quarter of 2002 and to higher depreciation expenses from Qxpress 200 units deployed since that time. The quarterly amount of software development costs amortized in 2003, $121,000, is the single greatest contributor to the increase in the 3-month and 9-month periods. The additional increase is due to depreciation expenses incurred in 2003 related to the deployment of Qxpress 200 units, which also began the fourth quarter of 2002. As we continue to amortize software development costs and we increase significantly the number of Qxpress 200 units in service, we expect depreciation and amortization expenses to increase in the future.

Non-cash compensation. In December 2002, we granted a bonus payable in stock to four executives and key employees. Of the total grant of 43,333 shares, 50% of those were for past services and accrued as expense in 2002. The other 50% is payable in June 2004 provided that the employee has been continuously employed by us. We accrued $21,666 toward this future issuance of stock in each of the first three quarters of 2003. In the three months ended September 30, 2002, we granted a consultant 100,000 shares of common stock that were valued at $450,000.

Loss from operations. Loss from operations for the three months ended September 30, 2003 was $606,000 compared to $766,000 for the comparable period in 2002. The loss from operations for the nine months ended September 30, 2003 was $1.79 million compared to $1.13 million for the same period in 2002. For the 3-month period, the decrease is attributable to the factors discussed above, specifically the $450,000 non-cash consulting expense recorded in 2002 which more than offset the increases in general and administrative expenses, depreciation and amortization expenses, and selling expenses recorded in 2003. For the 9-month period, the increase is attributable to these same factors except that the increases in expenses for 2003 more than offset the consulting expense in 2002. We expect our investment in an expanded distribution network to result in significantly higher revenues in the future while our ongoing operating expenses, other than commissions and fees, to increase by a smaller percentage. We believe these factors will contribute to continuing improvement in the results from operations in the foreseeable future.

Other expense - net. Other income and expense consists primarily of interest income and expense. Net other expense for the three months ended September 30, 2003 and 2002 was $923,000 and $18,000, respectively. Net other expenses for the nine months ended September 30, 2003 and 2002 were $1.66 million and $38,000, respectively. The increases in net other expense represent interest expense related to the unsecured note, convertible note and debentures we sold in 2003. Most of this interest expense, $825,000 for the 3-months and $1.44 million for the 9-months ended September 30, 2003, is in the form of amortization of discount on these debt instruments and therefore does not represent an amount to be paid in cash. The remainder of the amount is related to the actual interest either paid or to be paid on our debt. In July 2003 we repaid over $570,000 of debt prior to their maturity dates in order to save interest expense in future quarters. The interest rates on these debt instruments ranged from 10-14%. In addition, on June 30, 2003 we transferred $1.725 million to an escrow account as cash collateral for the repayment of $1.5 million aggregate principal amount, and accrued interest thereon, of our 12% secured convertible debentures due March 31, 2004. As of July 1, 2003, the interest rate on the debentures decreased to the prime rate, currently 4%. Based on these factors, we expect to continue to recognize the amortization of discount on debt during future quarters of 2003 but our interest expense that represents cash payments should decline significantly in future quarters.

Income tax expense. At September 30, 2003 we had operating loss carryforwards of approximately $9 million that may be applied against future taxable income in years through 2023. The loss carryforwards and other items result in net deferred tax asset of approximately $3 million. The amount of and ultimate realization of the benefits from this deferred tax asset for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax asset, at year-end we established a valuation allowance equal to the net deferred tax asset and no income tax benefit from our operating loss has been recognized for any of the periods presented.

Net loss. Net loss for the three months ended September 30, 2003 was $1,529,000 compared to $783,000 for the same period in 2002. Net loss for the nine months ended September 30, 2003 was $3,448,000 compared to $1,168,000 for the same period in 2002. The increased net loss is attributable to the foregoing factors.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through cash flow from operations, the sale of shares of our common stock, proceeds from short-term bank borrowings, and proceeds from the sale of convertible debentures and notes. Since the end of 2001, we have not had any working capital credit facility.

In June 2003 we successfully completed a registered public offering of 1,100,000 units, each unit consisting of two shares of common stock and one common stock purchase warrant. The units were priced at $13.00 each, yielding us gross proceeds of $14.3. In July 2003, the underwriter of the offering exercised its overallotment option to acquire another 165,000 units, yielding additional gross proceeds of $2,145,000. Net proceeds to us after underwriter discount and estimated offering costs were approximately $13.6 million. A portion of the net proceeds has been utilized to repay debt and purchase new Qxpress 200 units. The balance of the offering proceeds is available to us to use in the longer-term and allow us to evaluate market opportunities that previously we were unable to consider. The proceeds will also provide us with significant balance sheet strength, which can be used to further expand our financial resources in the areas of equipment financing and other credit facilities should the need arise. As of September 30, 2003, we had working capital of approximately $9.5 million.

Prior to the completion of this offering, we raised a total of $2.7 million through the sale of (a) a $200,000 unsecured convertible note due February 28, 2004 and bearing interest at 12%; (b) $1.5 million aggregate principal amount of secured convertible debentures due March 31, 2004; and (c) an unsecured promissory note in the original principal amount of $1,000,000 due August 31, 2004 bearing interest at 12%. During July 2003, we i) repaid a five-year amortizing convertible note with a remaining principal balance of approximately $190,000 with interest at 14%; ii) repaid the $200,000 convertible note, due February 28, 2004, iii) repaid a note with an outstanding balance of $31,350 with interest at 12%, due November 30, 2003, and iv) paid a $150,000 scheduled installment on a loan from our CEO. The completion of our public offering gave the holders of our debentures the right to demand prepayment at any time. During September and October 2003 we repaid an aggregate of $280,000 of debentures under the holders' exercise of such rights. Our remaining outstanding debt includes the $1 million, 12% unsecured note due August 31, 2004 and $1,220,000 in convertible debentures, due March 31, 2004. The debentures will accrue interest at the prime rate (currently 4%) since we cash collateralized the debt by transferring $1.725 million to an escrow account.

For the nine months ended September 30, 2003, net cash used by operating activities was approximately $2.5 million. The primary components of our operating cash flows are our net loss, depreciation and amortization, interest recorded from amortization of discount on debt, increases in inventory and accounts receivable and a reduction in accounts payable.

Capital expenditures include capitalized software development costs and purchase of property and equipment. For the nine months ended September 30, 2003, capitalized software development costs were $524,000 and purchases of property and equipment were $1,576,000. We expect that capital expenditures will increase significantly in the remainder of 2003 and in 2004 as we place more terminals in service.

For the nine months ended September 30, 2003, net cash provided by financing activities was $15,302,000. Net cash provided by financing activities primarily reflects sales of stock and debt instruments, offset by repayments of existing indebtedness. The single largest contributor to net cash provided by financing activities was the proceeds of the public offering.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards ("SFAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities" and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 146 and 147 have no current applicability to us or their effect on our financial statements is not significant.

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

PART II

Item 1. Legal Proceedings

As of November 1, 2003, we are not a party to any legal proceedings, except as set forth below.

On October 10, 2000, First Security Bank, N.A. filed suit in the Fourth Judicial District Court of Utah County, claiming breach of a Merchant Agreement. The complaint relates to charge-backs of customer credit card purchases, which resulted in overdrafts of our merchant account with First Security. First Security claims $175,477 in damages. We believe that First Security honored charge-backs inappropriately, based on the terms and conditions of the customers' credit card agreements and the terms and conditions of their contracts with us. First Security recently filed a motion for summary judgment, which we are contesting. We anticipate that this case will not be resolved until after trial, which has not yet been scheduled, but which will likely be scheduled to take place within the next four to nine months. We have recorded a contingent liability in connection with this matter and believe the resolution of this suit will not have a material impact on our financial condition or results of operations.

In January 2002, we filed a lawsuit against an individual for non-payment of funds owed relating to the purchase of common stock. We have been awarded summary judgment in the amount of $135,000, of which $88,000 remained uncollected at September 30, 2003.

We have agreed to indemnify our chief executive officer, Paul Hickey, against any and all costs, fees, expenses, damages and liabilities that he may incur in connection with the matter of Dallin Bagley v. Paul Hickey, filed on October 22, 2001 and pending in the Third District Court in Salt Lake County, Utah. We indemnified Mr. Hickey because the plaintiff's allegations relate to a matter in which Mr. Hickey acted in the interests of Q Comm. Specifically, the lawsuit relates to a financing transaction. Mr. Bagley, who was a Q Comm stockholder at the time, threatened to revoke his consent to the transaction unless Mr. Hickey agreed to give him an option to purchase 20,000 shares of Q Comm stock at a nominal price. Since we needed the financing, Mr. Hickey agreed. When Bagley tried to exercise his option, Mr. Hickey claimed the option was unenforceable. Bagley then sued Mr. Hickey, claiming breach of contract and that, as a result, he had suffered damages to the extent of $450,000. On March 31, 2003, at a hearing, the court granted plaintiff's motion for partial summary judgment that the option agreement was enforceable and denied defendant's motion for leave to file an amended answer and counterclaim. On August 12, 2003, the court awarded damages of approximately $493,000 to the plaintiff, including interest. Mr. Hickey is currently in the process of appealing this decision as well as the method used to calculate the plaintiff's loss. We have posted a bond ensuring payment of the eventual damage awarded in this case after our appeal has been heard.

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

     (c) We sold (a) $1.5 million aggregate principal amount of our 12% secured convertible debentures due March 31, 2004, (b) 169,231 shares of common stock and (c) warrants to purchase 169,231 shares of common stock. The gross proceeds to us from the sale of all of these securities were $1.5 million. During September and October 2003, a total of $280,000 of the debentures was repaid. See Note 7 to the unaudited interim financial statements for more information regarding the terms of the debentures.

    Item 6. Exhibits and Reports on Form 8-K

    a. Exhibits:

    Exhibit No.     Description
    -----------     -----------

      31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

     b. Reports on Form 8-K:

     On July 2, 2003 and August 20, 2003, we filed current reports on form 8-K under item 5 and item 7, respectively.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             Q Comm International, Inc.
                                                   (Registrant)

Date: November 7, 2003                        /s/ Paul Hickey
                                              ---------------
                                              Paul Hickey
                                              Chief Executive Officer

Date: November 7, 2003                        /s/ Michael Openshaw
                                              --------------------
                                              Michael Openshaw
                                              Chief Financial Officer
                                              (Principal Accounting Officer)