Form 10KSB
period 2003-12-31
Q COMM INTERNATIONAL INC
filed 2004-03-12
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                        Commission File Number 001-31718

                           Q COMM INTERNATIONAL, INC.
                 (Name of small business issuer in its charter)

                        Utah                       87-0674277
                        ----                       ----------
             (State or other jurisdiction        (IRS Employer
           of incorporation or organization)   Identification No.)

              510 East Technology Ave, Building C, Orem, Utah 84097
              -----------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (801) 226-4222


Securities registered under Section 12(b) of the Exchange Act:

                                                  Name of Each Exchange
          Title of Each Class                      on Which Registered
          -------------------                   ---------------------------
Common Stock, par value $.001 per share           American Stock Exchange

     Common Stock Purchase Warrants               American Stock Exchange

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

For the year ended December 31, 2003, the revenues of the issuer were $25,686,377.

As of March 8, 2004, 3,995,250 shares of the issuer's common stock were outstanding. The aggregate market value of the issuer's common stock held by non-affiliates as of March 8, 2004, based on the closing price on the American Stock Exchange of $6.05 on that date was approximately $22,290,493.

                           Q COMM INTERNATIONAL, INC.
                               FORM 10-KSB REPORT

                                December 31, 2003

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I

     Item 1.  Description of Business                                          2
     Item 2.  Description of Property                                         13
     Item 3.  Legal Proceedings                                               13
     Item 4.  Submission of Matters to a Vote of Security Holders             13

PART II

     Item 5.  Market for Common Equity and Related Stockholder Matters        14
     Item 6.  Management's Discussion and Analysis or Plan of Operations      15
     Item 7.  Consolidated Financial Statements                               24
     Item 8.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure                                        41
     Item 8A. Controls and Procedures                                         41

PART III

     Item 9.  Directors and Executive Officers                                41
     Item 10. Executive Compensation                                          43
     Item 11. Security Ownership of Certain Beneficial Owners and
              Management and Related Stockholder Matters                      45
     Item 12. Certain Relationships and Related Transactions                  47
     Item 13. Exhibits, List and Reports on Form 8-K                          47
     Item 14. Principal Accountant Fees and Services                          48

SIGNATURES                                                                    49

FORWARD LOOKING  STATEMENT  INFORMATION

Various   statements   made  in  this   Annual   Report  on  Form   10-KSB   are
"forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth under Part I, Item 1, (iii) set forth under the headings "Legal Proceedings" in Part I, Item 3; and "Management's Discussion and Analysis or Plan or Operations" in Part II, Item 6, of this Annual Report on Form 10-KSB, and (iv) set forth in the Company's periodic reports on Forms 10-QSB and 8-K as filed with the Securities and Exchange Commission since January 1, 2003. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

Item 1. Description of Business

Overview

     Our business consists of the purchase and resale of prepaid telecommunication products over a proprietary electronic point of sale system. Introduced in September 2002, our proprietary Qxpress system includes the Qxpress 200 terminals, a data center and the software and communication protocols that manage, operate and maintain the system and that enable the terminals to communicate with the data center. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

     The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The new Qxpress system can support the sale of a broad range of prepaid products, in electronic format, from a single terminal placed in convenience stores and other retail establishments. Using an appropriately enabled Qxpress 200 terminal, a retail merchant can sell wireless telephone time, wireline long distance service or other telecommunication products, add credit to a prepaid credit card, add wireless time to a customer's account by electronic bill payment or sell other prepaid products. In general, the prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add telephone time or credit card credit by calling the provider of the product or to transfer cash by providing the PIN to the recipient. The consumer pays for the product by paying the retail establishment in which the terminal is located. The terminal records the transaction and sends the relevant information to our data center where it is processed and accounting and transaction records are generated.

     Transaction processing and information management services are used by many different businesses in a variety of contexts. For example, credit card companies are significant users of these services for post-paid transactions. Our system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. National telecommunication carriers, such as Verizon, Cingular, AT&T and T Mobile, as well as regional carriers, such as Iowa Wireless and Hargray
Wireless, sell their prepaid wireless services either directly or through distributors who purchase these products at rates significantly lower than those that could be obtained by individual consumers and small businesses. These distributors often purchase prepaid telecommunication products from different carriers, then resell these products in smaller quantities to their established networks of retail outlets, such as convenience stores, check cashing stores, newsstands, grocery stores and discount stores. Qxpress can also be used to sell and reload prepaid credit cards and to pay wireless phone bills for selected carriers that do not offer PIN-based prepaid programs.

Electronic Processing of Prepaid Products

     Distribution systems for prepaid products such as wireless telephone service, phone cards, debit cards, money transfers and currency exchange have generally failed to take full advantage of advances in electronic processing technology. For example, prepaid telecommunication products have generally been sold in the form of a card or voucher with a PIN number printed on it. Financial transactions, such as bill payment, money transfer or currency exchange have generally required the consumer to go to a bank, telegraph office or other facility providing the required service. Electronic processing systems such as our Qxpress system enable these transactions to be available through a single terminal that can be installed at an almost unlimited number of commercial locations and that can offer a wide range of different prepaid options. The electronic nature of the transaction can offer a variety of efficiencies when compared to traditional distribution methods. A few of these potential efficiencies are described below.

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

     Improved distribution of financial services. An appropriately enabled point-of-sale activation system that can process a wide variety of financial transactions, including replenishing prepaid credit cards, bill payment, funds transfers and currency exchanges, permits the consumer to engage in these kinds of transactions in his or her neighborhood and at almost all hours.

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

     Several carriers provide prepaid wireless services in the United States and Canada. They offer time increments in values ranging from $10 to $200 with most purchases being in the $30 to $75 range. Various carriers provide their prepaid plans bundled with the purchase of a phone. Prepaid plans typically allow the end-user 30 to 90 days to use the allotted airtime. If not used, the minutes are forfeited at the end of the period. However, a consumer can keep the remaining time if he extends their service before the existing plan expires. There can be significant differences between the carriers in terms of quality of equipment, quality of service and plan features, such as voice mail, call waiting and three-way calling.

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

     As competition among wireless carriers has intensified, carriers have become increasingly interested in prepaid service and have made changes in their distribution systems in an attempt to attract to prepaid plans not only the credit challenged but also those with good credit histories who, for various reasons, may prefer a prepaid plan. This has resulted, among other things, in a faster reduction in per-minute charges for prepaid services than for postpaid services and the narrowing of the cost gap between the two alternatives. In its 2002 report on the U.S. prepaid wireless market, Frost & Sullivan projected that the United States market for prepaid wireless services will grow from $5.7 billion in 2001 to $14.3 billion in 2005, a compound annual growth rate of 25.85%, and that the number of subscribers for prepaid wireless services will grow from 13.3 million to 34.8 million during the same period.

     As a part of their effort to promote prepaid plans, the carriers have generally been supportive of improvements in the distribution chain that allow prepaid wireless products to be more widely and conveniently available to consumers. Electronic systems, such as our Qxpress system, have the potential to promote efficiency in the distribution of prepaid products generally and therefore have the potential to increase the attractiveness of prepaid products to consumers and merchants and to reduce distribution costs for prepaid products. At the same time, many carriers are experimenting with the Internet as a medium to provide product replenishment to prepaid subscribers. The use of the Internet may offer various advantages to carriers, including the ability to bypass the traditional distribution network. We view Internet based systems as competitive with our system. However, we believe that the traditional point-of-sale distribution networks will remain robust in order to meet the needs of consumers who do not have Internet access or credit cards or who have an immediate need to replenish telephone time when they are not able to connect through the Internet.

     The market for wireless telecommunication products in general and prepaid telecommunication products in particular is in a state of rapid change. In order to succeed in the prepaid telecommunication products, we will be required to anticipate and respond appropriately to market developments as they occur.

The Q Comm Solution

     Qxpress is an integrated electronic point-of-sale activation and management information system that addresses many of the challenges to the prepaid products distribution system. The Qxpress system provides retailers, brokers and suppliers with a system that facilitates and processes transactions for multiple prepaid products, collections, and custom reporting. It includes our proprietary point of sale terminal, a data center, the software to run the terminals and the data center, transactional communications/protocols that enable the terminals and the data center to communicate with each other and professional services, which include customer and technical support. The combination of the data center and the terminal not only processes transactions but also provides a suite of information management tools to assist merchants, brokers, carriers and others in the distribution chain.

     Terminal hardware. Our initial point-of-sale activation system terminal was a commercially available product with limited functionality. It could only support a limited number of products and does not have the ability to support transaction processing services such as sales and management reports. We still use this terminal in approximately 300 locations but plan to gradually replace all of the original terminals with our new Qxpress 200 terminal.

     In the third quarter of 2002, we began shipping the Qxpress 200 terminal, our custom-designed, proprietary point-of-sale activation system terminal. The Qxpress 200 terminal, which is about the size of a telephone and sits on the checkout counter, features a significantly improved aesthetic design as well as additional functionality that significantly improves distribution efficiencies at the retail counter and in the back office. The new features include a large terminal face that makes the operation of the Qxpress 200 unit intuitive for the first time user and even faster for the seasoned employee and an interactive training module. Each terminal also incorporates a 3-track magnetic stripe reader, multi-level password security, unique entry, unique denomination, real-time PIN and PIN-less transaction capability, and 128-bit encryption technology in concert with TCP/IP and proprietary protocols. TCP/IP-- Transmission Control Protocol/Internet Protocol -- are the Internet standard communication protocols that have been adopted so devices connected to the Internet, principally computers, can communicate with one another. Security is enhanced by efficient and speedy two-way information flow. Each terminal can support multiple platforms, methods, suppliers, categories, products and foreign currencies and languages. A streaming media display reads like a tiny, electronic billboard that consumers view during purchases - an effective means to enhancing brand awareness or to introduce new products.

     All steps required to initiate a prepaid transaction are contained within a particular sequence of specifically designed screen displays. The information that is displayed depends on the particular task or product sequence initiated by the user. The sales process is implemented by the retailer inputting product selection, language, denomination, password and print or cancel. The retailer enters all of the relevant information, including the vendor and the transaction amount, by pressing various keys on the terminal. The terminal prints the PIN, simple activation instructions and any other relevant information on a blank card that the retailer keeps in stock. The transaction is reported to our data center on either a just-in-time or real-time basis over a standard telephone line. PINs are transferred from the data center to the terminal at the same time.

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

     In the first quarter of 2004 we announced that we have also modified our software to run on a VeriFone 3700 series terminal. We will begin beta testing in March 2004. We have not yet announced the date of full commercial launch, although it is anticipated to be in the third quarter of 2004. This terminal is capable of providing both our prepaid application, which calls into our data center and functions much the same as our Qxpress 200 terminal, and standard debit/credit card processing through the merchant's processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. While the VeriFone terminal does not offer as many options as our Qxpress terminal for selling prepaid products, it is an excellent solution for customers who prefer to have only one terminal in their retail establishment.

     Data center. The data center is the key to the overall function of the Qxpress system, serving as an inventory and information hub for the distribution of prepaid products. At the same time that we developed the Qxpress 200 terminal, we also developed new software for our data center and new communication protocols that allow for two-way communication between the data center and the terminals. The data center electronically distributes prepaid products to the terminals and the terminals report all of their transactions to the data center where the information is stored. The communications protocols, which work in conjunction with the Qxpress 200 terminals and data center, create a flexible delivery platform for multiple services formats, including real-time, just-in-time and batch inventory distribution, PIN and PIN-less transactions. These methods enable efficient restock, quick product additions, and reporting and management capabilities. Through our data center, we are also able to offer electronic automated clearing house, or ACH, services, which automatically transfers funds from the merchants' accounts to our account, eliminating the need for billing and collecting, as well as detailed accounting, inventory, sales, transaction and other management information reports for the retailers, brokers and carriers or other suppliers of the products we resell through our system. In addition, the system controls the advertising message on the back face of the terminal, can produce custom-designed text and graphics for card backs. The system also works as a mechanism to process traditional magnetic swipe transactions. Finally, the data center and communication protocols are TCP/IP-enabled to allow the system to connect to all types of devices and communications and enterprise systems. As a result, our system can also be integrated with third-party point-of-sale hardware/communications systems to provide an interface with installed legacy equipment.

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

     Communications between the terminal and data center are accomplished by using a proprietary transmission protocol. This transmission protocol involves communicating to and from the communications server and the terminal. Each transaction is handled in its entirety with no parsing to multiple destinations. There are three communications modes that can be initiated by the terminal: batch, just-in-time and real-time. Each product has a unique code associated with it denoting the communication methodology for the product. The terminal keys off of the type of product being requested in order to successfully complete the communication requirements.

     The just-in-time communications protocol supports our just-in-time solution. Just in time provides for dynamic assessment and deployment of PIN inventory versus the standard batch-to-batch based on time or level. The just-in-time process is not limited to the product type only, but rather applies also to the denomination level, allowing for a queue and dynamic assessment to be established for the lowest level in the product tree. Qxpress is able to establish a queue of PINs by denomination. This queue is dynamic in the number of PINs that may be deployed to each queue based on an activity assessment. This queue is adjusted to meet the demands of the retailer and the just-in-time inventory methodology. Each denomination queue provides the PIN that is printed on demand at the point of sale. Following the completion of the transaction, the terminal establishes a connection to the data center and downloads all relevant data needed to capture and report this individual transaction to all parties involved. In addition, during the download connection, a PIN of equal value and type is sent from the data center to the queue. As prepaid services inventories continue to escalate, the just-in-time methodology establishes some additional benefits to the merchant and the carriers by providing the PIN or product on demand while allowing for diminishing number of PINs required at the point of purchase.

     The real-time communications supports any transaction that needs to have a real-time element to it. A real-time process is usually required in PINless or immediate crediting environments. This process marries the terminal and the data center to accomplish the transaction. The VeriFone terminal solution also requires a real-time connection in order to sell prepaid products.

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

Growth Strategy

     Our goal is to become the leading provider of transaction processing and information management services for prepaid products. In order to achieve this goal we must expand our distribution network of brokers and distributors, increase the number of products and services that we sell and develop new applications for our technology.

     We will seek to expand our presence in the prepaid telecommunications market. We believe that the prepaid telecommunications market by itself presents an attractive opportunity for us. Currently, we distribute wireless telecommunications products from 12 carriers and distribute Qxpress 200 through more than 50 brokers, agents and other intermediaries. We believe we can expand our existing relationships with carriers and independent sales organizations as well as enter into relationships with additional carriers and independent sales organizations. In addition, we intend to pursue direct strategic relationships with large retail chains to distribute prepaid products and services through their stores.

     We will develop new products and applications. Until now we have focused almost exclusively on prepaid telecommunication services market, particularly prepaid wireless products. However, Qxpress 200 can be adapted to accommodate almost any other prepaid product. For example, we are currently active with two large distributors of prepaid MasterCards. We have begun offering several new prepaid products during the last year and developed an application for a gift card program. We will continue to seek new products that will add to our current product library and provide value for the distribution channel.

     We will develop new revenue models. Currently, we derive substantially all of our revenue from reselling prepaid products. The margins under this model are relatively small after taking into account our cost to acquire these products and the commissions and fees we have to pay to intermediaries in connection with each transaction. In order to address new markets and offer more flexibility to our customers, we recently introduced a second revenue model, which we call the "service bureau" model. In this scenario, we license our technology and the licensee is responsible for buying the prepaid products, reselling them, deploying the terminals, customer support and providing management information reports. We earn revenue from transaction fees for each transaction effected over the Qxpress system. While this model results in lower revenue per transaction, the gross margins are higher. We established our first service bureau in Canada in March 2003 and currently have a total of five, with all but one of them outside the U.S. We plan to offer both models to our domestic clients and only the service bureau model to our foreign customers. We anticipate that this will be our primary model in connection with our international expansion.

     We will seek to expand internationally. Historically, we derived less than one percent of our annual revenues from international operations. In the first quarter of 2003 we commenced operations in Canada, establishing a service bureau for a Canadian distributor. Our international opportunities are significant since the prepaid telecommunications market is much larger outside the United States than in the United States. For example, in some European and Asian countries prepaid wireless accounts for up to 80% of the wireless market. Given the maturity of the prepaid market in Europe, it is a natural market for our point-of-sale activation system. The same would be true for Asia and Latin America. During 2003, we entered into agreements with new customers and installed data centers in France, Australia, the Bahamas, and Canada. We anticipate continuing to add service bureau customers in strategic locations during 2004.

     We will expand our technology to include other distribution methods. As discussed above, we recently modified our system to run on a VeriFone terminal. We will seek other opportunities to further develop our system to interface with other debit/credit card terminal models, ATM machines, electronic cash register systems and PC based point-of-sale systems.

     We will consider strategic acquisitions. At the present time, we have no plans to make any acquisitions. However, we will consider specific acquisition opportunities if we feel they have strategic value. The types of acquisitions that we would consider as having strategic value include businesses with technology that complements our technology, businesses with prepaid products that we could add to our portfolio or businesses that would enable us to expand our distribution channels or expand geographically.

Competition

     Transaction processing and management information services for prepaid products are relatively new markets. However, we anticipate that this market will grow rapidly as the demand for prepaid products grows. Competition for our services may come from a variety of sectors, including companies, such as First Data Corporation, that provide transaction processing and management information services to the credit card market, companies, such as HyperCom and VeriFone, that supply electronic point-of-sale activation equipment, as well as companies, such as 9278 Communications, Blackstone Calling Card, Pre-Solutions, Debisys, Advanced Payment Systems and LDC Direct, that distribute a variety of prepaid telecommunication products and have developed or are in the process of developing electronic point-of-sale activation systems. Competition may also come from technology companies and e-commerce solution providers. The technology for point-of-sale activation systems is rapidly evolving. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. Although most of our competitors are privately held companies, some have substantially greater resources and/or pre-existing market share that enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities.

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

     We believe our competitive strengths include the following:

     o Ease of use. We believe that our Qxpress 200 terminal is the only one in the market designed specifically for prepaid products. Other terminals are generally adaptations of terminals designed for other purposes, such as processing credit card transactions. In designing a terminal for the prepaid transaction industry, we were able to take into account the specific needs of that industry. For example, our terminal includes an advertising display screen facing the customer, hot keys for commonly sold products, and a user training module included in the terminal. The success of this strategy has already begun to manifest itself by the strong market response to our new terminal.
     o Versatility and flexibility. We are able to offer our customers a wide array of products, both with a large number of product types and with several different carriers for products. Our business model allows customers to sell their own products through our terminals as well, while several of our competitors require their customers to only sell products supplied by the competitor. We will also be able to offer our products and services through VeriFone terminals beginning in 2004.
     o Turn-key solution. We are one of the few companies in this industry that have developed a proprietary terminal that communicates directly with an accompanying data center to record and process transactions. This gives us total control of the transaction from beginning to end, which allows us to ensure service quality for our customers.
     o Ability to customize. Since we own the "front end" (terminal) and "back end" (data center) of the process, we are able to develop custom applications for customers in a relatively short time frame. We employ several experienced programmers in order to quickly respond to such requests. Examples of these requests include items ranging from custom reporting of transactions to enabling the terminal to process different types of transactions, such as debit/credit card transactions and PINless magnetic card swipes. We are also able to adapt our system to utilize alternate delivery methods, such as ATM's, cash registers and other terminal devices.
     o Scalable, efficient operating structure. As a result of our technology, we can easily expand our operations without significantly increasing our fixed costs. Because all transactions are processed through our data center, we believe that our existing infrastructure can support a much higher revenue base. We believe this will be a significant competitive advantage as our business grows.

     We believe that Qxpress will allow us to compete successfully in the market for prepaid transaction processing and management information services. Nevertheless, our ability to compete successfully will depend on our ability to support the distribution channels that are in fact used for prepaid products, our financial condition and our related ability to form strategic alliances and joint ventures with third-party telecommunications service providers. We cannot assure you that we will be able to compete successfully, and a failure to so successfully compete would have a material adverse effect on our revenue growth and earnings.

Suppliers and Customers

     We purchase prepaid telecommunication products, primarily PINs, from a number of sources, including national carriers such as Verizon Wireless, AT&T Wireless, Cingular and T Mobile, as well as regional and local carriers, such as Cincinnati Bell, Telefyne Incorporated, Hargray Wireless and Iowa Wireless. We have direct purchase agreements with some of these carriers. In other cases we purchase products from secondary sources. The carriers determine prices for their products and we do not control the frequency or the quantity of the sales. To date, we have not experienced any supply side issues, meaning we have been able to purchase a sufficient number of products to meet customer demand. Some of our suppliers require that we pay for their products immediately, others extend us terms and some provide us with product on consignment.

     We have entered into agreements with approximately 50 brokers who, we believe, service over 100,000 retail locations throughout the country. Each broker and each retailer is required to execute a Services and Rental Agreement and an ACH Agreement under which they authorize us to withdraw funds from their accounts to pay for the products they sell. In 2003, sales of Iowa Wireless products  accounted  for 59% of our  revenues  and  sales  of  Hargray  Wireless products  accounted  for 14% of our  revenues.  In 2002,  sales of Iowa Wireless products  accounted  for 30% of our  revenues,  sales of  Cellcards  of Illinois products  accounted  for 28% of our  revenues  and  sales  of  Hargray  Wireless products accounted for 13% of our revenues. In 2002, our agreement with Cellcards of Illinois was terminated. Our strategies for 2004 include diversification of our products and customers by broadening our account base.

     The Qxpress 200 terminal is manufactured to our specifications by Universal Electronics, Inc., Milwaukee, Wisconsin. We purchased the original Qxpress terminal from LDC Direct, which also provided us with transaction processing services. We are no longer purchasing the original terminal, although LDC continues to provide transaction processing services for those terminals that are still in use. We expect to replace those original terminals gradually over the next year. We have entered into an agreement with VeriFone to allow us to purchase terminals directly from them.

Sales and Marketing

     Our sales and marketing strategy is designed to attract new customers, increase the number of retailers that use the Qxpress system, increase the volume of transactions per unit and develop new applications. Our sales and marketing department has seven people including our vice president of sales, Darin Hunsaker, and our marketing director, John Hickey. We plan to hire at least two additional sales people in addition to the four we presently employ, one of whom will focus on international distribution. Our sales staff is responsible for soliciting prospective new customers as well as for providing technical and training advice and customer support. Finally, our sales staff is also responsible for identifying new applications for the Qxpress system. Once these applications have been identified, our technology department develops the new applications.

     We market our system directly to relatively large independent brokers, agents, distributors and other intermediaries who service multiple retail locations. In addition to independent brokers, our current marketing strategy also focuses on relatively large chains with either franchised or company owned stores. We are also marketing our system in foreign countries where the prepaid transaction market is quite large. We use the same strategy, i.e., targeting relatively large brokers rather than retailers. As part of our marketing strategy we offer our domestic clients the option of our broker model or service bureau model. For our foreign clients, we only offer our service bureau model.

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

     We have filed multiple provisional patent applications in the United States relating to our proprietary technology, including, (i) design patent application, serial number 29/169,739, filed on October 25, 2002, for our "point-of-sale-activation device," (ii) patent application, serial number 10/351,493, filed on January 23, 2003, covering: "system and method for distributing inventory for point-of-sale-activation services," (iii) patent application,  serial  number  10/350,198,  filed on January 23, 2003,  covering:
"point-of-sale-activation device," and (iv) patent application, serial number 10/350,203, filed on January 23, 2003, covering: "system and method for point-of-sale training concerning prepaid service transactions." We were recently awarded a patent on the first application for the design of our terminal. The other patent applications are currently pending. We cannot assure you that any allowed patent claims will result from these applications, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

     We license our software and technology to distributors and merchants who agree to sell our products through our system. The license agreements are limited in scope in that the software and the technology may only be used in connection with the Qxpress system in order to facilitate transaction over the system. The license agreements contain explicit language prohibiting the use of our intellectual property for any other purpose and prohibiting the licensee or any of its affiliates from copying or duplicating any aspect of the Qxpress system, including the software, in any way.

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

Employees

     As of March 8, 2004, we had 26 employees, all of whom were full-time employees.

                                  RISK FACTORS

     You should carefully consider the risks described below, our financial statements and the notes to those statements, before you purchase any of our securities.

     We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

     From the date on which we became a C corporation in 1998 through December 31, 2003, we incurred cumulative losses of $13 million. For the years ended December 31, 2003 and 2002 net losses were $5.7 million and $2.3 million, respectively. Unless we can significantly increase the number of our Qxpress 200 terminals in use, we will continue to incur losses for the foreseeable future. Our working capital may not be sufficient to sustain us until we reach profitability.

Our gross profit margins have historically been low, which makes it difficult to achieve profitability.

     Our margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, were approximately 2.3% in 2003 and 2.2% in 2002. As a consequence, for us to be profitable to any meaningful extent, we must do one or more of the following:

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

We experienced a higher rate of returned terminals than expected during 2002 and 2003. It may be difficult for us to expand our business at an acceptable rate if we continue to experience this same level of returns.

     When we first released our Qxpress 200 terminal in late 2002 and continuing into early 2003, we experienced service problems with the terminal. This led to returns that were higher than expected and to a delayed rollout of our terminal. While we believe that we have addressed the initial service issues, the Qxpress 200 terminal is still relatively new and further problems may develop which could cause our rate of returns to remain high. If these service problems persist or new ones arise, our ability to achieve profitability would be adversely affected.

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

Most of our revenue growth is derived from a single class of product -- prepaid wireless -- which makes us particularly vulnerable to changes in consumer preferences and market saturation.

     Although we currently offer a variety of prepaid products, 92% of our revenue for the year ended December 31, 2003 was generated from sales of prepaid wireless products. The market for prepaid wireless has experienced substantial growth in past years. Our revenues have grown as this market has developed and expanded in the United States. We cannot assure you that this market will continue to grow. If it does not and we do not develop new products, our rate of revenue growth could decline rapidly, resulting in higher net losses.

Most of our business is placed through a small number of brokers. The loss of any one of these accounts could reduce our revenues.

     A small number of brokers account for a large percentage of our revenue. One aspect of our growth strategy is to increase the breath of our account base. However, a high level of customer concentration could continue for the foreseeable future. In 2003, our two largest customers accounted for approximately 59% and 13%, respectively, of revenues. In 2002, our three largest customers accounted for 30%, 28% and 13%, respectively, of revenues. We cannot assure you that the level of sales to these brokers will be sustained from year to year and there is a risk that these principal brokers may not continue to sell our products in the future. To the extent that any significant broker reduces its reliance on us, terminates its relationship with us, or defaults on payments, our revenues in the relevant fiscal period could decline substantially, which would result in lower net profits or a greater net loss. The customer that accounted for 28% of our revenue in 2002 terminated its distribution agreement with us. As a result, our revenue for the third and fourth quarters of 2002 and the first half of 2003 was much lower and our net loss higher than we had anticipated.

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

We depend on brokers and other intermediaries to distribute our point-of-sale terminals. Our relationships with these brokers are usually short-term, nonexclusive arrangements, which can be terminated at will. As a result, we cannot prevent them from selling competitive products or discontinuing their relationship with us.

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

     We depend on suppliers to provide us with prepaid products that we can resell. We have no control over the prices they charge us. For example, Verizon, one of our largest suppliers, reduced the discount that they offer to resellers on their prepaid wireless products. While, in this case, we were able to pass along this reduction to the brokers and merchants, this is not always possible. Depending on the competitive environment, increases in the costs of our products may reduce our margins.

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

     Any significant revenue growth will strain our existing financial and sales and marketing resources. For example, the accounting system we currently use is adequate for financial reporting purposes but we may need to purchase new accounting software and to hire new people for our accounting department as we grow. We are also planning to increase our sales department from its current level. Qualified sales personnel are in great demand and we cannot assure you that we will be able to hire a sufficient number of competent sales people in a short amount of time. Expanding our operations will increase the demands on our senior management and our customer service departments. We will need to continually improve our management, operational, financial and other departments to manage our growth properly and any failure to do so may lead to inefficiencies and/or redundancies and may impair our ability to provide accurate and timely information and reports to our stockholders.

The market price of our common stock has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.

Our stock price has been extremely volatile, fluctuating over the last two years between $4.95 and $31.20. These fluctuations have been unrelated to or disproportionately affected by our operating performance. The market price of our common stock could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond our control. These factors may include one or more of the following:

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

Item 2. Description of Property

In February 2004 we moved our executive offices, plants and other property to a new location in Orem, Utah. We lease 6,094 sq. ft. of space at 510 East Technology Avenue, Building C, Orem, Utah from TCU Properties I, LLC under a lease agreement dated as of December 23, 2003. The base monthly rent for 2004 will be $6,856 including all utilities, cleaning and security. The lease is for a five-year period, however, we may cancel the lease after three years.

Item 3. Legal Proceedings

     As of March 8, 2004, we are not a party to any legal proceedings, except as set forth below.

     On October 10, 2000, First Security Bank, N.A. filed suit against us in the Fourth Judicial District Court of Utah County, claiming breach of a Merchant Agreement and seeking damages in the amount of $175,477. The complaint relates to charge-backs of customer credit card purchases, which resulted in overdrafts of our merchant account with First Security. In March 2004 we settled this suit with First Security for $70,000, which resulted in a recovery of $89,477.

     The matter of Dallin Bagley v. Paul Hickey was filed on October 22, 2001 in the Third District Court in Salt Lake County, Utah. We indemnified Mr. Hickey because the plaintiff's allegations related to a matter in which Mr. Hickey acted in our interest. During the year ended December 31, 2003, the plaintiff was awarded damages in the amount of $500,748, including interest, which we paid on Mr. Hickey's behalf pursuant to our agreement to indemnify him. We had previously recorded a reserve for loss for this claim in the amount of $200,000. Therefore, we recorded an additional expense of $300,748 in the fourth quarter of 2003.

     In January 2002, we filed an action against an individual for non-payment of funds owed relating to the purchase of common stock. We have been awarded summary judgment in the amount of $135,000 and expect to receive the remaining outstanding amount, which was $59,225 at December 31, 2003.

     On January 23, 2004, a complaint was filed by Dial-Thru International Corporation claiming breach of an Asset Purchase Agreement dated October 31, 2000. Dial-Thru claims that the Company owes $4,000,000 in consideration for assets purchased and earn-out fees for referral services. We believe that we appropriately exercised our right of recision specified in the contract and returned the items to the seller, and that no amounts are due under the contract. We plan to vigorously contest the claim on several issues, including that the suit was filed in California Superior Court when the contract requires it to have been filed in Utah.

Item 4. Submission of Matters to a Vote of Security Holders

None

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

     Our common stock has traded on the American Stock Exchange under the symbol "QMM" since June 2003. Before then, it traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol "QCCM". The following table sets forth, for the periods indicated, the range of high and low sales and bid prices for our common stock. Bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The sales information is available online at http://finance.yahoo.com.

                                       Sales Price          Bid Price
                                    -------------         -------------
                                     High     Low          High      Low
                                     ----    ----          ----     ----
         2002
         First Quarter              $ 31.20  $ 18.75      $ 36.75  $ 18.75
         Second Quarter             $ 30.00  $ 19.20      $ 29.55  $ 18.90
         Third Quarter              $ 23.55  $  6.60      $ 22.95  $  5.40
         Fourth Quarter             $ 14.55  $  7.65      $ 13.80  $  7.65

         2003
         First Quarter              $ 14.85 $   7.50      $13.50   $  7.05
         Second Quarter
         (as of June 24)            $ 10.95 $   4.65      $ 10.95  $  4.65
         Third Quarter              $  8.04 $   5.25       Not Applicable*
         Fourth Quarter             $  7.70 $   2.00       Not Applicable*

         2004
         First Quarter              $  7.37 $ 5.30         Not Applicable*

     *On June 25, 2003 our common stock began trading on the American Stock Exchange.

Holders

     As of March 8, 2004, we had approximately 370 stockholders of record.

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

Recent Sales of Unregistered Securities

     In 2003, we sold 3,333 shares of common stock to an accredited investor for $20,000 in cash

     In 2003, we sold a 12% unsecured convertible note in the principal amount of $200,000 and 24,242 shares of common stock to an accredited investor for an aggregate purchase price of $200,000 in cash.

     In 2003, we sold 12% secured convertible debentures due March 31, 2004 in the aggregated principal amount of $1.5 million, 169,231 shares of common stock and warrants to purchase 169,231 shares of common stock to accredited investors. The gross proceeds to us from the sale of all of these securities was $1,500,000.

     In 2002, we sold an aggregate of 272,523 shares of common stock to accredited investors for an aggregate of $2,621,775 in cash.

     In 2002, we issued an aggregate of 121,590 shares of common stock to consultants for services. These shares had an aggregate value at the time of issuance equal to $689,117.

     In 2002, we issued an aggregate of 6,683 shares of common stock in connection with the exercise of stock options for $15,000 in cash and the cancellation of options to purchase 5,280 shares of common stock.

     In 2002, we issued an aggregate of 21,667 shares to four executives and key employees. These shares had an aggregate value at the time of issuance of $130,000.

     The foregoing securities were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. We reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants. No commissions were paid in connection with such issuances.

Item 6. Management's Discussion and Analysis or Plan of Operations

    Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from thos indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capaital structures and other financial items, (ii) statements regarding our plans and objectives include product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements. This report also identifies important factors that could cause our actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth under Part I, Item 1; (iii) set forth under the headings "Legal Proceedings" in Part I, Item 3; and "Management's Discussion and Analysis or Plan of Operations" in Part II, Item 6, of this Annual Report on Form 10-KSB, and (iv) set forth in the Companh's periodic reports on Forms 10-QSB and 8-K as filed with the Securities and Exchange Commission since January 1, 2003.

Overview

     The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our consolidated condensed financial statements and related notes that are included herein.

     Our business consists of the purchase and resale of prepaid telecommunication and other products through our proprietary electronic point-of-sale system, Qxpress. The key components of the Qxpress system include the Qxpress 200 terminals, our data center, the software that runs the terminals and the data center and the communication protocols that connect the terminals to the data center. The Qxpress system was introduced in September 2002. Prior to that date, we used third party equipment and software. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

     Historically, revenues from international operations have accounted for less than 1% of annual revenues. In 2003, we began generating revenues from customers in Canada, France, the Bahamas and Australia. We expect that revenues from international operations will grow over the next few years and will represent a more meaningful portion of our overall revenues, particularly as prepaid wireless is much more common and accepted in Europe, Asia and Latin America than it is in North America.

     The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The new Qxpress system can support the sale of a broad range of prepaid products in electronic format from a single terminal placed in convenience stores and other retail establishments. Using an appropriately enabled Qxpress 200 terminal, a retail merchant can sell wireless telephone time, wireline long distance service or other telephone products, add credit to a prepaid credit card, add wireless time to a customer's account by electronic bill payment, sell other prepaid products or process debit/credit card transactions. In general, the prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add telephone time or credit card credit by calling the provider of the product or to transfer cash by providing the PIN to the recipient. The consumer pays for the product by paying the retail establishment in which the terminal is located. Revenue from these purchases is split among the retail merchant, the broker that placed the terminal with the retail merchant, the provider of the prepaid product and us.

     Our system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. National telecommunication carriers, such as Verizon, Cingular, AT&T and T Mobile, as well as regional carriers, such as Iowa Wireless and Hargray
Wireless, sell their prepaid wireless services either directly or through distributors who purchase these products at rates significantly lower than those that could be obtained by individual consumers and small businesses. These distributors often purchase prepaid telecommunication products from different carriers, then resell these products in smaller quantities to their established networks of retail outlets, such as convenience stores, check cashing stores, newsstands, grocery stores and discount stores. Qxpress can also be used to sell and reload prepaid credit cards and to pay wireless phone bills for selected carriers that do not offer PIN-based prepaid programs.

     In the first quarter of 2004 we announced that we have also modified our software to run on a VeriFone 3700 series terminal. We will begin beta testing in March 2004. We have not yet announced the date of full commercial launch, although it is anticipated to be in the third quarter of 2004. This terminal is capable of providing both our prepaid application, which calls into our data center, and standard debit/credit card processing through the merchant's processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. In 2004 we plan to further expand the devices through which we distribute prepaid products, such as additional debit/credit terminal models, ATMs, electronic cash register systems, and PC based point-of-sale systems. We believe that expanding the number and type of devices that can connect to our data center and sell our prepaid products will provide access to additional customers and increased revenues to us in the future.

Sources of Revenue

     Our principal source of revenue has been the resale of prepaid telecommunication products, including wireless, long distance and other products that we purchase directly from carriers or indirectly from distributors who purchase these products from the carriers.

     Our standard business model is referred to as our broker model. In this model, we provide a full range of products and services to our customers, including our product library, PIN management, transaction processing, and customer service to the retail locations. We recognize revenues at the gross sales price of the products, cost of goods sold representing the cost of the products and commission expenses paid to brokers and retailers.

     Beginning in 2003 we began offering our service bureau business model. Under this model, our customers license our data center software and purchase Qxpress terminals from us. These customers are responsible for functions such as inventory management, product ownership, report generation, and ACH funds transfer. Our agreements with these customers also provide ongoing fees for software maintenance and transactions processed through their system. Because we do not provide or control the products sold, we do not meet the requirements to record these sales at "gross". Transaction processing, license and maintenance fees are all recorded on a "net" basis. Sales of terminals are recorded at the sales price and a corresponding cost of sale is recognized.

     The table below illustrates the revenues we derived from our principal products and services and the percentage of total revenues represented by this amount. The discussion that follows focuses on the sources of revenue that we believe are the most important to our present and future results of operations.

                                      Year ended December 31,
                      --------------------------------------------------------
                                2003                          2002
                      --------------------------     -------------------------
                        Amount       Percentage        Amount      Percentage
                      ----------    ------------     -----------  ------------

Wireless             $23,632,456          92.0%     $21,796,716       90.7%
Long distance            537,975            2.1         789,943        3.3
Credit card              295,641            1.2          10,436          -
Home dial tone            35,385            0.1         270,611        1.1
Fees                     407,132            1.6         171,536        0.7
Service bureau           414,123            1.6               -          -
Wholesale products       126,732            0.5         761,891        3.2
Other                    236,933            0.9         226,869        1.0
                      ----------    ------------     -----------  ------------

Totals               $25,686,377         100.0%      $24,028,002     100.0%
                     -----------    ------------     -----------  ------------

     Prepaid wireless continues to be our largest source of revenue. The prepaid wireless industry is projected to continue to grow and we anticipate that it will continue to be our largest revenue source. Our prepaid wireless products include many major national carriers and many smaller regional carriers. We frequently add new wireless products as the demand arises.

     Prepaid long distance revenue is a focus of ours in 2004. We believe that our revenues from this source should grow both in terms of gross dollars and as a percentage of total revenues in the future. Our marketing analysis suggests that we can increase prepaid long distance revenues by improving our product offering and by providing informative and attractive point of sale advertising materials to our brokers and merchants. These enhancements will be ready for the market by the end of the first quarter of 2004.

     Prepaid credit card is a relatively new product for the prepaid industry. This product allows a user to load funds onto a stored value card that will then function the same as a typical debit card. We generate revenues by receiving a share of the load fee charged to the consumer, which ranges from $4.95 to $9.95. We currently offer two products that bear the MasterCard logo. We believe the convenience of a stored value card for the cash-based consumer and increased market awareness of this product will result in increased revenues to us in the future.

     We offer the brokers through whom we deploy the Qxpress system the option either to buy the Qxpress 200 terminals at a fixed price or to lease them under a rental program. The sale of the terminal will result in the immediate recognition of revenue, the immediate recovery of capital for the terminal and gross profit from the sale. The rental program has the advantage of ongoing rental income over the life of the contract and higher margins due to the premium we are able to charge under this alternative. Our ability to offer the rental option over the long-term depends on the availability of capital to fund the cost of the terminals. Substantially all of the terminals in our broker model are currently under the rental program. Other types of fee income include performance fees that are charged when weekly rentals from a terminal fall below the agreed-upon minimum level and other miscellaneous fees. Our fee income will continue to increase as we deploy more units into the market.

     We first began setting up service bureau customers in 2003. While we make this business model available to all our customers, we expect the majority of revenues from service bureau customers will be from customers outside the United States since that is the only business model we offer them. This revenue model will provide higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues. Accordingly, even if gross profit remains relatively stable, or increases at a relatively constant rate from period to period, revenues and gross profit margins may experience substantial volatility based on changes in the percentage of our business undertaken on a service fee basis compared to the percentage undertaken as a product reseller. We anticipate this source of revenue to increase in 2004 and beyond. We recently set up service bureaus for new customers in France, Australia and the Bahamas. We established a service bureau customer in Canada in early 2003. Most of the revenue we have recorded from our service bureaus in 2003 was for sales of terminals. We have $80,000 in unearned software license fees from service bureau customers at December 31, 2003 that we anticipate recording as revenues during the first quarter of 2004.

     Wholesale products are items such as PINs and cellular phones that we sell to other distributors outside our customer network. We are able to use our supplier relationships to provide certain products to distributors who do not have such access. Margins for these sales in our industry are typically 1% over cost. These revenues are all cash based and we do not incur costs for these product sales besides the cost of the product. We do not emphasize this source of revenue but respond to opportunities that present themselves.

     Historically, our results of operations have been characterized by relatively high revenues but relatively low gross profits. Under our broker model, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. Our gross profit margin was approximately 24.8% for the year ended December 31, 2003 and 26.7% for the comparable year in 2002. However, after further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), our margins were approximately 2.4% for the year ended December 31, 2003 and 2.3% for the comparable period in 2002. Because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

     The resale of prepaid telecommunication products has historically been a commodity market with most price increases or decreases being passed through the distribution chain to the end user. However, the amount of margin available to each participant in the distribution chain can be affected by various factors, such as the functions provided and risk assumed by the participant and the volume and payment terms on which the participant can purchase product. Historically, our ability to purchase products at attractive rates has been negatively impacted by our inability to purchase in volume and our status as an uncertain credit, which, in some cases, has resulted in our inability to purchase product directly from the supplier. In those cases, we have purchased product from a reseller at a markup from the supplier price. We believe that, as our business expands and our financial condition becomes more stable, there may be opportunities to increase margins in our historical business by purchasing a greater percentage of our product directly from the carrier and by purchasing in greater volume. However, the telecommunications business in general, and the wireless business in particular, are changing rapidly and it is not possible to anticipate potential changes that may occur in the distribution chain.

     Substantially all of our revenues are collected through automated clearinghouse, or ACH, transactions initiated by us within 72 hours of the sale of the product. In an ACH transaction, funds are electronically transferred from the merchants' accounts to our accounts. As a result, we have virtually no receivables from retailers and we do not have expenses associated with billing and collection. The brokers through whom we distribute our system are responsible for any unpaid ACH transactions from retailers so we experience virtually no bad debt expense. We generate receivables from sales of terminals and from license fees and consulting services provided to assist service bureau customers in setting up and operating data centers.

Operating Metrics

     We monitor our business and measure performance in a number of ways. Several of these key measures are shown in the table below along with the results for 2003.



                                                    For the Year Ended       For the Quarter Ended
      Broker Model                                  December 31, 2003           December 31, 2003
      ------------                                  -----------------        ---------------------
        Qxpress terminals shipped                         2,046                         889
        Qxpress terminals canceled                         (605)                       (172)
                                                           -----                       -----
        Net Qxpress terminals placed                      1,441                         717
        Ending Qxpress terminals in service               1,843                       1,843
        LDC terminals in service                            280                         280
                                                           ----                        ----
        Total terminals in service                        2,123                       2,123

        Average monthly net revenue per terminal            $31(1)                      $39(1)
        Average monthly net revenue per terminal for
          terminals in service more than 60 days            $34(1)                      $41(1)

      Service Bureau Model
      -------------------
        Terminals shipped                                 1,009                         625
        Terminals canceled                                   -                             -
        Net terminals placed                              1,009                         625
        Total terminals in service                        1,009                        1,009

      Average monthly net revenue per terminal               $7(2)                        $4(2)
      Average monthly net revenue per terminal for
          terminals in service more than 60 days             $7(2)                        $4(2)

      Blended average monthly net revenue per terminal      $30                          $38
      Acquisition cost per broker units shipped             $66                          $61
      Acquisition cost per total units shipped              $44                          $34
      Cash cost per unit in service                         $12                          $10



          (1) Includes gross revenues less cost of goods sold and commissions paid to brokers and retailers.

          (2) Excludes one-time revenues from terminal sales, installation fees and license fees.

     The exact timing of cash flow break even depends on many items including how aggressively we add to our sales organization, which increases our short-term burn rate, our actual sales results, the pace of our growth and the relative numbers of in service broker terminals and in service service bureau terminals. Based on our current sales organization growth plans, we believe our cash flow break even point will likely be at approximately 9,000-10,000 broker units plus 4,000-5,000 service bureau units in service. Given the differing economics of these two models, different combinations of these two in service unit numbers will yield different cash flow break-even points. We will continue to reevaluate the market potential and implications for our break-even point as time progresses.

     Our broker model revenues depend on the following factors: i) number of terminals in service, ii) average gross sales per terminal, iii) net margin on product sales, and iv) fees and other ancillary charges. The first factor is shown in the data on units shipped, exchanged, canceled and net units placed. The other factors are captured in the measurement of average revenue per terminal, referred to as "ARPU".

     During 2003 we had a higher rate of returned units than anticipated which was due to service issues related to the terminals. These issues have been addressed and, we believe, resolved. We anticipate that the rate of canceled units will be lower as a percentage of total units shipped in 2004.

     Regarding units in service, our goal for 2004 is to ship substantially more terminals. Our strategy to achieve this includes significantly increasing our sales force in order for us to gain more market exposure. During the first quarter of 2004 we have hired a new vice president of sales and two new sales personnel. We anticipate adding more sales personnel in the next six months. We anticipate that our selling expenses will increase more rapidly than revenues in the near term, but that the long-term benefits of the additional sales personnel will outweigh the costs.

     As discussed above, we plan to develop other distribution methods for distributing products using our back-end data center. As we add customers who use distribution methods other than our Qxpress terminal (e.g. electronic cash registers) our focus will shift from terminals in service to total retail locations regardless of the method of product distribution.

     Our strategy with average revenue per terminal is to focus our sales efforts on quality brokers and retail chains with established prepaid sales history, maintain or better the pricing in our contracts with new brokers, gain better discounts from suppliers by securing direct relationships and buying larger quantities, and to continue to charge rental and minimum performance fees on all terminals placed. We show average revenue per terminal for average terminals outstanding during the year and for average terminals excluding those shipped within the last 60 days since our experience shows that it generally takes 60-90 days for a terminal to ramp up to full revenue potential.

     We evaluate our service bureau model in different ways. While we measure ARPU for these customers, the revenues from software licensing and profits from terminal sales are likely to be more significant than the transaction fees from sales of products. The total net profit on a per-customer basis is the measure we focus on rather than transaction fees per unit. As our service bureau customers continue to grow we will have more meaningful data of this nature to report.

     Our strategy with respect to service bureau revenues is to selectively choose opportunities that will bring us the most net revenues. We plan to add one full-time sales position to focus exclusively on international opportunities. In addition, our former CEO who is now our executive vice president of business development will be devoting a significant amount of his effort on expanding our international presence.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition and that require the most subjective judgment.

     Revenue recognition

     We record revenue at the time of product sale or when services are provided. Under our broker model, sales of our prepaid products are generally made directly to end-users. There is no right of return for products sold and we are not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since they meet the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements (SAB 101) and Emerging Issues Task Force No. 99-19 (EITF 99-19). Revenues generated from other sources, such as from the sale or rental of terminals, minimum performance fees and software license fees are recorded when earned, net of any sales discounts. Under our service bureau model, software license, transaction processing and maintenance fees are all recorded on a net basis when earned.

     Cost of goods sold

     Cost of goods sold primarily represents the cost of the personal identification number, or PIN, or other product sold. The cost of a PIN is set by the carrier and is expressed in terms of a percentage discount from the denomination value. This discount ranges from 12% to 25% for cellular and home dial tone products and 40% to 50% for long distance products. We do not have minimum purchase contracts or exclusivity agreements with any carrier. Historically, price increases are passed on to customers in the form of lower broker and merchant commissions, which are recognized as operating expenses under the caption "commissions and fees" on our statement of operations. Cost of goods sold and resulting gross profits fluctuate due to changes in the mix of our products and discount rates offered by carriers. As already noted, we expect to experience greater fluctuations in revenues and margins as we introduce our service bureau revenue model.

     Software development costs

     We have  invested  a  considerable  amount of  capital  in our  proprietary
Qxpress 200 terminal and data center. We account for this investment in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed" and Statement of Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Costs incurred before we established the technological feasibility of the project were recorded as research and development expenses. Once technological feasibility was established, costs incurred to develop the data center software and the embedded software in the terminal were capitalized. These costs include salaries paid to software engineers employed by us and fees paid to third parties for software development. Once the new system was placed in service, maintenance costs are expensed while costs of new software projects under development are capitalized. Capitalized costs are amortized over the estimated useful life of the software of three years. We periodically evaluate the recoverability of our capitalized software development costs based on the expected future cash flows from this asset.

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

     Income taxes

     At September 30, 2003, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $12 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. However, our ability to offset our accumulated net operating loss against future taxable income may cause our future reported earnings and profitability to be greater than they would be if fully taxable.

Results of Operations

     The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

                                                 Year ended December 31,
                                                 2003             2002
                                                 ----             ----

        Revenues                                 100.0%           100.0%
        Cost of goods sold                       75.2             73.3
                                                 ----             ----

        Gross profit                             24.8             26.7
        Commissions and fees.                    22.5             24.5
        Selling expenses                          1.7              1.3
        General and administrative expenses       8.1              5.0
        Depreciation and amortization             3.7              1.1
        Litigation settlements                    0.8              0.8
        Non-cash compensation                     0.0              3.5
                                                  ---              ---

        Loss from operations                    (12.0)            (9.5)
        Other income (expense) - net            (10.1)            (0.1)
                                                ------            -----

        Net loss                                (22.1)            (9.6)
                                                ------            -----

The following table presents our statement of operations, showing dollar and percentage changes from 2002 to 2003.


                                        Year ended December 31,     Increase (Decrease)
                                        -----------------------    --------------------
                                          2003          2002          $           %
                                       ----------    ----------    ---------     -----
 Revenues                            $ 25,686,377  $ 24,028,002  $ 1,658,375      6.9%
 Cost of goods sold                    19,313,019    17,611,023    1,701,996      9.7
                                       ----------    ----------    ---------     -----
 Gross profit                           6,373,358     6,416,979      (43,621)     (.7)
 Commissions and fees                   5,777,723     5,880,793     (103,070)    (1.8)
 Selling expenses                         432,075       307,734      124,341     40.4
 General and administrative expenses    2,076,111     1,175,982      900,129     76.5
 Depreciation and amortization            962,116       258,076      704,040    272.8
 Litigation settlements                   211,513       200,000       11,513      5.8
 Non-cash compensation                      6,667       842,986     (836,319)   (99.2)
                                       ----------    ----------    ---------     -----
 Total operating expense                9,466,205     8,665,571      800,634      9.2
 Loss from operations                  (3,092,847)   (2,248,592)    (844,255)    37.5
 Other income (expense) - net          (2,601,471)      (48,973)  (2,552,498)    --
                                       ----------    ----------    ----------    -----
 Net loss                            $ (5,694,318) $ (2,297,565) $(3,396,753)   147.8%
                                       ----------    ----------    ---------     -----

Years ended December 31, 2003 and 2002

     Revenues. Our 2003 revenues increased over the 2002 amount due to higher revenues in the fourth quarter of 2003 compared to 2002 ($7.25 million vs. $4.96 million, respectively). Our fourth quarter revenues were the highest in our history. Through the first three quarters of 2003, revenues for that year had trailed the levels experienced in 2002. Much of our revenues in 2003 were negatively impacted by the loss of a significant customer that terminated its relationship with us in the third quarter of 2002. We had hoped that this revenue loss would have been offset by the rollout of our new Qxpress 200 terminal in the third quarter of 2002. However, the development of the terminal and related software took longer than expected. When the development was finally completed, our lack of liquidity prevented us from contract-manufacturing a sufficient number of the terminals that would have enabled us to increase our revenues significantly. In the first half of 2003 we addressed our liquidity issue through the sale of various debt and equity securities that yielded gross proceeds of in excess of $19 million. As a result, we were able to order and take delivery of approximately 5,000 terminals and during the latter half of 2003 we placed more than 2,300 terminals compared to just under 500 for the first half of the year. We expect the following factors to positively impact revenues in 2004: i) our installed base of terminals at the beginning of 2004, many of which have been recently installed and therefore only marginally contributed to revenues in 2003; 2) our expanded sales force that will be in place for much of 2004; iii) the advantages we are able to offer the market with our proprietary system as previously described; and iv) the addition of new means of product distribution, such as debit/credit card terminals, electronic cash registers, etc.

     Cost of goods sold. Our cost of goods sold for the year ended December 31, 2003 as percentage of revenues was 75.2% compared to 73.3%. This increase was a result of several national wireless carriers decreasing the discount offered on their products. However, we more than offset this margin decrease by passing the price increase onto our brokers in the form of lower commissions. Changes in cost of goods sold as a percentage of revenues are also attributable to our mix of sales. Wireless products generally carry lower discounts than long distance. In the future, we expect our gross margin to fluctuate as our product mix changes, our level of fees charged and as discount rates offered by carriers change. Gross margin will also be influenced by the relative growth experienced in our two business models, the traditional broker model and the service bureau model.

     Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the year ended December 31, 2003 decreased both in terms of absolute dollars and as a percentage of revenues as a result of lower overall wireless discounts as noted above. Our contracts with brokers generally protect us from any price decreases from carriers. A component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. These fees were approximately $146,000 in 2003 compared to $225,000 in 2002. These fees have been consistently in the range of 1% of gross revenues processed through that system. Since most of our revenue growth will come from transactions generated by the new Qxpress 200 terminal, these expenses are not expected to increase from their current level in terms of absolute dollars and will likely continue to decrease as existing customers are transitioned to our new terminal.

     Selling expenses. Selling expenses for the year ended December 31, 2003 increased by approximately $125,000 when compared to 2002. Components of this increase are payroll expenses ($61,000 increase), travel related expenses
($46,000 increase) and the cost of advertising and trade shows ($18,000 increase). These increases are due to the cost of a new employee added to our sales force in 2003 and to increasing our corporate visibility. We expect selling expenses to increase significantly in 2004 as we add several new sales personnel to our staff.

     General and administrative. General and administrative expenses increased during 2003 compared to 2002, both as a percentage of revenues and in the amount of expenditures. This increase can be attributed to a number of factors. The first factor is an increase in our general and administrative salaries and benefits of approximately $295,000 for the year ended December 31, 2003 when compared to 2002. However, this increase is not due to higher gross salaries paid but to lower salaries eligible to be capitalized as software development costs in 2003. As previously noted, we placed our data center in service in December 2002. While we are still developing new applications for our system and some of the salaries of software engineers are capitalized, the amount of capitalized salaries in 2003 was $290,000 less than in 2002. A second factor is a consulting expense of $150,000 that we recorded in the first quarter of 2003 relating  to  financial  advisory  services.  We do not expect to incur  similar expenses during future periods. Additional factors causing the increase not explained above include increases in legal and consulting services ($100,000) investor relation expenses ($76,000), telephone ($48,000) directors' and officers' insurance from a new policy added in 2003 ($35,000), recruiting expenses principally related to hiring a new vice president of sales ($31,000) and postage and delivery expenses ($33,000). In order to support expanded operations, we expect to increase general and administrative expense. As gross profit increases, we expect general and administrative expenses to decrease as a percentage of gross profit, thereby significantly improving operating margins. However, in the immediate future, we expect to incur costs in advance of the business growth that they are intended to support. Accordingly, operating margins may initially decrease and will not achieve the expected improvement unless and until business in fact expands on a profitable basis.

     Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2003 increased by approximately $700,000 when compared to 2002. These increases are attributable primarily to the amortization of software development costs, which began in the fourth quarter of 2002 and to higher depreciation expenses from Qxpress 200 units deployed since that time. In 2002, we recognized amortization of our software development costs in the amount of $121,000 while in 2003 these expenses were $580,000, reflecting not only the effect of a full year's amortization of capitalized costs at December 31, 2002 but also amortization on development projects completed in 2003. Depreciation expense for 2003 was $387,000 compared to $137,000 for 2002. The increase is due to a higher number of Qxpress terminals placed in service during the year and a determination we made in the fourth quarter of 2003 to decrease in the expected useful life of our point of sale terminals from five years to three years, the effect of which was to record additional depreciation expense of $140,828 above what would have otherwise been recorded. As we continue to amortize software development costs and we increase significantly the number of Qxpress 200 units in service, we expect depreciation and amortization expenses to increase in the future.

     Non-cash compensation. In December 2002, we granted a bonus payable in stock to four executives and key employees. Of the total grant of 43,333 shares, 50% of those were for past services and accrued as expense in 2002 in the amount of $130,000. The other 50% is payable in June 2004 provided that the employee has been continuously employed by us. At December 31, 2003 only one of the employees is still employed by us. During 2003 we accrued $6,667 toward the contingent issuance of stock to this employee in June 2004. During the year ended December 31, 2002, we granted a total of 116,442 shares of common stock for services that were valued at $614,000 and options to purchase 11,167 shares of common stock valued at $98,986.

     Litigation settlements. For 2003, we recorded a net litigation settlement expense of $211,523. This amount relates to two separate in actions, both of which are fully described above under "Item 3. Legal Proceedings". In Bagley v. Hickey, a judgment was rendered in favor of plaintiff in the amount of approximately $501,000. At the time the action was filed we agreed to indemnify Mr. Hickey because the transaction to which it related was one that Mr. Hickey had entered into for our benefit. In 2002, we accrued a contingent liability for this matter in the amount of $200,000. In 2003, we recorded an additional expense of $301,000 at the time the decision became final. Second, we settled the action brought by First Security Bank out of court for $70,000. Since we had recorded a contingent liability for this claim in the amount of $159,235 we were able to record a recovery of nearly $90,000.

     Other expense - net. Other income and expense consists primarily of interest income and expense. Net other expense for the years ended December 31, 2003 and 2002 were $2.6 million and $49,000, respectively. The increases in net other expense represent interest expense related to the unsecured note, convertible note and debentures we sold in 2003. Most of this interest expense, $2.35 million for year ended December 31, 2003, is in the form of amortization of discount on these debt instruments and therefore does not represent an amount to be paid in cash. The remainder of the amount is related to the actual interest either paid or to be paid on our debt. In July 2003 we repaid over $570,000 of debt prior to their maturity dates in order to save interest expense in future quarters. The interest rates on these debt instruments ranged from 10-14%. In addition, on June 31, 2003 we transferred $1.725 million to an escrow account as cash collateral for the repayment of $1.5 million aggregate principal amount, and accrued interest thereon, of our 12% secured convertible debentures due March 31, 2004. As of July 1, 2003, the interest rate on the debentures decreased to the prime rate, currently 4%. At December 31, 2003 we have approximately $301,000 in remaining discount on our secured convertible debentures to be expensed during the first quarter of 2004. Also, in November 2003 we prepaid a 12%, $1,000,000 note due August 2004. The combined effect of these factors should result in significantly less interest expense in 2004.

     Income tax expense. At December 31, 2003 we had operating loss carryforwards of approximately $12 million that may be applied against future taxable income in years through 2023. The loss carryforwards and other items result in net deferred tax asset of approximately $4.5 million. The amount of and ultimate realization of the benefits from this deferred tax asset for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax asset, at year-end we established a valuation allowance equal to the net deferred tax asset and no income tax benefit from our operating loss has been recognized for any of the periods presented.

Liquidity and Capital Resources

     Historically, we have financed our working capital requirements through cash flow from operations, the sale of equity, proceeds from short-term borrowings, and proceeds from the sale of convertible debentures and notes.

     In 2003 we entered into a number of financing transactions, the most significant of which was a registered public offering. The offering closed in June 2003 and was for 1,265,000 units including the overallotment option, each unit consisting of two shares of common stock and one common stock purchase warrant. The units were priced at $13.00 each, yielding us gross proceeds of $16.445 million. Net proceeds to us after underwriter discount and estimated offering costs were approximately $13.6 million.

     Before completing this offering, we raised a total of $2.7 million through the sale of (a) a $200,000 unsecured convertible note due February 28, 2004 and bearing interest at 12%; (b) $1.5 million aggregate principal amount of secured convertible debentures due March 31, 2004; and (c) an unsecured promissory note in the original principal amount of $1,000,000 due August 31, 2004 bearing interest at 12%.

     We used these funds to repay and cash collateralize debt in the aggregate amount of $3.59 million, decrease current liabilities by $1.1 million, fund purchases of capital equipment and software development in the amount of $3.09 million, fund an increase in inventory and accounts receivable of $974,000 and fund our operations.

     As of December 31, 2003, we had working capital of approximately $6.18 million and a working capital ratio of 3.9 to 1. We have $1.45 million in restricted cash that is pledged to pay our convertible debentures when they mature on March 31, 2004. To the extent the holders of the debentures convert them into common stock, the cash that would have been used to repay the debt will become unrestricted and available to us for general use.

     Commitments for cash in 2004 include another 5,000 Qxpress terminals in the amount of $1.89 million, total payments of $120,000 toward our capital and operating leases and payments on a note payable to our executive vice president, business development in the amount of $78,000. We anticipate that our inventory of PINs, which was $690,000 at December 31, 2003, will continue to grow as our business expands. Due to the short order time required for these products, we are able to keep our inventory in the range of 10 day's sales. Our future capital requirements will also depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital. The capital requirements of a pure service bureau model are, in comparison, substantially less.

     At this time we believe our available resources are sufficient to fund our operations and capital requirements through the end of 2004.

Recent Accounting Pronouncements

     Statement of Financial Accounting Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149 and 150 have no current applicability to us or their effect on the financial statements would not have been significant.

Item 7. Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
Orem, Utah

We  have  audited  the  accompanying   consolidated  balance  sheet  of  Q  Comm
International, Inc. and Subsidiary at December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the  consolidated  financial  statements  audited by us present fairly, in all material respects, the financial position of Q Comm International, Inc. and Subsidiary as of December 31, 2003, and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002, in conformity with generally accepted accounting principles in the United States of America.


PRITCHETT, SILER & HARDY, P.C.

February 7, 2004, except for Note 17
  as to which the date is March 4, 2004
Salt Lake City, Utah

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                                                    December 31,
                                                                       2003
                                                                   ------------
                                     ASSETS
Current Assets:
  Cash in bank                                                     $  5,524,774
  Restricted cash                                                     1,450,583
  Accounts receivable, net                                              444,009
  Inventory                                                             717,116
  Note receivable                                                       150,000
                                                                   ------------
     Total Current Assets                                             8,286,482
                                                                   ------------
 Property & Equipment, net                                            2,867,389

Other Assets:
  Capitalized software development costs, net                         1,561,325
  Goodwill, net                                                         144,580
  Deposits                                                               33,815
                                                                   ------------
     Total Other Assets                                               1,739,720
                                                                   ------------
     Total Assets                                                  $ 12,893,591
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable                                                 $    788,856
  Accrued expenses                                                      174,864
  Unearned revenue                                                       80,000
  Convertible notes and debentures - net of $300,947 discount           929,053
  Capital lease obligations - current portion                            29,766
  Related party obligations - current portion                            31,916
  Contingent liabilities                                                 70,000
                                                                   ------------
     Total Current Liabilities                                        2,104,455
                                                                   ------------
Long-term Obligations:
  Capital lease obligations                                              30,610
  Related party obligations                                             228,776
                                                                   ------------
     Total Long-term Obligations                                        259,386
                                                                   ------------
     Total Liabilities                                                2,363,841
                                                                   ------------
Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
     authorized, 3,995,250 shares issued and outstanding                  3,995
  Capital in excess of par value                                     23,812,400
  Retained deficit                                                  (13,227,420)
                                                                   ------------
                                                                     10,588,975
  Less stock subscription receivable                                    (59,225)
                                                                   ------------
     Total Stockholders' Equity                                      10,529,750
                                                                   ------------
     Total Liabilities and Stockholders' Equity                    $ 12,893,591
                                                                   ============



         The accompanying notes are an integral part of these consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the Years
                                                        Ended December 31,
                                                 ------------------------------
                                                     2003              2002
                                                 ------------      ------------

Revenues                                         $ 25,686,377      $ 24,028,002

Cost of Goods Sold                                 19,313,019        17,611,023
                                                 ------------      ------------
Gross Profit                                        6,373,358         6,416,979
                                                 ------------      ------------
Operating Expenses:
  Commissions and fees                              5,777,723         5,880,793
  Selling expenses                                    432,075           307,734
  General and administrative expenses               2,076,111         1,175,982
  Depreciation and amortization                       962,116           258,076
  Litigation expenses                                 211,513           200,000
  Non-cash compensation                                 6,667           842,986
                                                 ------------      ------------
    Total Operating Expenses                        9,466,205         8,665,571
                                                 ------------      ------------
Loss from Operations                               (3,092,847)       (2,248,592)
                                                 ------------      ------------

Other Income (Expense):
  Interest income                                      51,983             3,950
  Interest and other expense                       (2,642,864)          (34,802)
  Loss on disposal of assets                          (10,591)          (18,121)
                                                 ------------      ------------
    Total Other Income (Expense)                   (2,601,471)          (48,973)
                                                 ------------      ------------
Loss Before Income Taxes                           (5,694,318)       (2,297,565)

Income Tax Expense                                       --                --
                                                 ------------      ------------

Net Loss                                         $ (5,694,318)     $ (2,297,565)
                                                 ============      ============

Basic Loss per Common Share                      $      (2.12)     $      (2.24)
                                                 ============      ============





The accompanying notes are an integral part of these consolidated financial statements.


                                             Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                                          CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                          FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                                              Common Stock               Capital in     Stock
                                                       ----------------------------      Excess of    Subscription      Retained
                                                          Shares          Amount         Par Value     Receivable       Deficit
                                                       ------------    ------------    ------------   ------------   ------------
BALANCE, January 1, 2002                                    872,648    $        873    $  4,106,490   $   (135,000)  $ (5,235,537)

Issuance of common stock for cash, at $4.50
  to $15.00 per share, net of offering costs of
  149,116                                                   274,189             274        2,636,501           --            --

Issuance of common stock for services, at $4.50
  to $28.95 per share                                       143,257             143         669,858           --             --

Issuance of common stock upon exercise of
  warrants under cashless exercise option                     5,016               5              (5)          --             --

Cancellation of common stock issued as
  collateral for a loan                                     (26,667)            (27)             27           --             --

Issuance of 11,167 options/warrants to
  purchase  common shares at $22.50 to
  $27.00 per share                                             --              --            98,986           --             --

Cash received for subscription receivable                      --              --              --            4,050           --

Net loss for the year ended December 31, 2002                  --              --              --             --       (2,297,565)
                                                       ------------    ------------    ------------   ------------   ------------
BALANCE, December 31, 2002                                1,268,443           1,268       7,511,857       (130,950)    (7,533,102)

Issuance of common stock for cash, at $6.00
  to $6.50 per share, net of offering costs of
  2,807,185                                               2,533,333           2,533      13,655,282           --             --

Issuance of common stock in connection with
  notes  payable, valued at $8.44 to $8.86 per share        193,474             194       1,645,261           --             --

Issuance of warrants issued in connection
  with notes payable                                           --              --         1,000,000           --             --

Cash received for subscription receivable                      --              --              --           71,725           --

Net loss for the year ended December 31, 2003                  --              --              --             --       (5,694,318)
                                                       ------------    ------------    ------------   ------------   ------------
BALANCE, December 31, 2003                                3,995,250    $      3,995    $ 23,812,400   $    (59,225)  $(13,227,420)
                                                       ============    ============    ============   ============   ============


The accompanying notes are an integral part of this consolidated financial statement.





                       Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For the Years
                                                                Ended December 31,
                                                          ----------------------------
                                                              2003            2002
                                                          ------------    ------------
Cash Flows from Operating Activities:
   Net loss                                               $ (5,694,318)   $ (2,297,565)
   Adjustments to reconcile net loss to
     net cash used by operating activities:
       Loss on disposal of property and equipment               10,591          18,121
       Depreciation and amortization                           962,116         258,076
       Amortization of discount on debentures and notes      2,344,507            --
       Non-cash compensation                                     6,667         842,986
       Change in assets and liabilities:
         Increase in accounts receivable                      (392,310)        (22,386)
         Increase in inventory                                (551,625)       (142,982)
         Increase in other assets                               (9,741)        (20,516)
         Increase in deferred stock offering costs                --           (67,115)
         Increase (decrease) in accounts payable              (440,845)        471,275
         Decrease in accrued liabilities                       (58,438)        (26,633)
         Increase in unearned revenue                           80,000            --
         Increase (decrease) in contingent liabilities        (289,235)        200,000
                                                          ------------    ------------
           Net Cash Used by Operating Activities            (4,032,631)       (786,739)
                                                          ------------    ------------
Cash Flows from Investing Activities:
   Increase in restricted cash                              (1,450,583)           --
   Investment in note receivable                              (150,000)           --
   Decrease in certificates of deposit                            --           100,000
   Proceeds from sales of property and equipment                23,966          30,327
   Purchase of property and equipment                       (2,248,551)       (573,428)
   Capitalized software development costs                     (811,281)       (814,748)
                                                          ------------    ------------
           Net Cash Used by Investing Activities            (4,636,449)     (1,257,849)
                                                          ------------    ------------
Cash Flows from Financing Activities:
   Issuance of common stock                                 16,465,000       2,636,775
   Cash received from subscription receivable                   71,725           4,050
   Payment of stock offering costs                          (2,740,069)        (73,999)
   Proceeds from notes and debentures                        2,700,000            --
   Payments on convertible notes payable                      (681,247)       (237,900)
   Payment on notes payable                                 (1,031,350)       (570,124)
   Proceeds from capital leases                                 66,992            --
   Payments on capital lease obligations                       (27,262)         (5,043)
   Payments on related party obligations                      (150,000)         (2,608)
   Increase (decrease) in bank overdraft                      (595,544)        406,624
                                                          ------------    ------------
           Net Cash Provided by Financing Activities        14,078,245       2,157,775
                                                          ------------    ------------
Net Increase in Cash                                         5,409,165         113,187

Cash and Cash Equivalents, Beginning of Year                   115,609           2,422
                                                          ------------    ------------
Cash and Cash Equivalents, End of Year                    $  5,524,774    $    115,609
                                                          ------------    ------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the year for:
   Interest expense                                       $    113,087    $      9,205
   Capitalized interest                                   $       --      $     73,710
   Income taxes                                           $        100    $        100


                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:


                      For the year ended December 31, 2003:

The Company issued 169,231 shares of common stock and warrants to purchase 169,231 shares of common stock in connection with the sale of convertible debentures. The stock and warrants were valued at an aggregate of $1,500,000. Of this amount, $1,199,053 was amortized to interest expense during the year and $300,947 is unamortized.

The Company issued 24,242 shares of common stock in connection with the sale of a convertible note. The common stock was valued at $145,454. The note was repaid during the year and the amount was recorded as interest expense.

The Company issued warrants to purchase 238,095 shares of common stock in connection with a note payable. The warrants were valued at $1,000,000. The note was repaid during the year and the amount was recorded as interest expense.


                      For the year ended December 31, 2002:

The Company issued 121,590 shares of common stock to non-employees for services rendered valued at $689,117, including stock offering costs of $75,117.

The Company issued warrants/options to purchase 11,167 shares of common stock valued at $98,986 in exchange for services.

The Company issued 21,667 shares of common stock to employees with a value of $130,000.

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature  of  Business  - The  Company's  business  involves  purchasing  and reselling prepaid telecommunication and other products through a proprietary electronic point-of-sale activation system known as Qxpress. The Company provides its products to end users throughout the United States as well as Canada, France, Australia and the Bahamas. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Substantially all operations are conducted through the Company's wholly owned subsidiary, Q Comm, Inc. The Company is headquartered in Orem, Utah.

     Cash and Cash Equivalents - For purposes of the financial statements, the Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

     Accounts Receivable - Accounts receivable consists of trade receivables arising in the normal course of business. At December 31, 2003, the Company has established an allowance for doubtful accounts of approximately $30,000, which reflects the Company's best estimate of probable losses in the accounts receivable balance. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt for the years presented are insignificant.

     Inventory - Inventory consists of prepaid telecommunication products sold by the Company and is carried at the lower of cost or market value on the first-in, first-out method.

     Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of three to five years. The Company had been depreciating its point of sale equipment (see Note 2) over a useful life of five years. During the fourth quarter of 2003, the Company determined that a depreciable life of three years would more appropriately reflect the expected useful life of the equipment. This has been accounted for as a "change in accounting estimate" and, accordingly, the effect of the decrease in useful life will be recognized prospectively. The additional depreciation expense recognized in the fourth quarter of 2003 due to this change in estimate was $140,828.

     Intangible Assets - During the year ended December 31, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company has classified its goodwill as an indefinite-life intangible asset and accordingly has stopped recording amortization.

     The Company capitalizes software development costs incurred to develop certain of the Company's products and services in accordance with Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS No. 142, the Company has recorded its software development costs as a definite-life intangible asset is amortizing these costs over the estimated useful life of the software of three years.

     The Company regularly reviews the carrying value of intangible assets. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the asset, the difference between the carrying amount and the estimated valued based on cash flows are written off (See Notes 3 and 4).

     Revenue Recognition - The Company uses two models to generate revenues: the broker model and the service bureau model. Under the broker model, which has been and continues to be the dominant alternative, the Company sells its prepaid products through retail locations. Revenue is recognized at the time products are sold. Sales of the Company's products are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101) and Emerging Issues Task Force No. 99-19 (EITF 99-19). In the event of sales where the Company does not have ownership of the product sold and another entity has such risk and reward of product ownership and/or where certain other requirements of SAB 101 or EITF 99-19 are not met, the Company records revenues on a "net" basis.

     In 2003 the Company introduced the service bureau model to be used primarily with international customers. In this model, the Company licenses its proprietary software and sells its point-of-sale terminals. The customer is responsible for operation of the system and providing services to its retail stores. The Company receives an ongoing transaction fee for all sales through the system, which is recorded on a "net" basis. Software license revenue is recorded at the time the installation is complete and the customer accepts the product. The Company had $80,000 in unearned revenue for software license fees at December 31, 2003.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     The Company also generates revenue from the sale or rental of terminals, minimum performance fees and sales of other products. These sales are recorded net of sales discounts and allowances.

     Cost of Goods Sold - The cost of goods sold is primarily the cost of the prepaid telecommunication and other miscellaneous products sold at retail as well as the cost of terminals sold to customers. The full cost of the product, as well as all direct costs associated with the sale of the product, are recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries and transaction processing fees paid to a third party.

     Loss Per Share - The Company computes loss per share in accordance with Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options/warrants and convertible notes is dilutive. (See Note 13).

     Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. (See Note 12.)

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

     The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 11. The Company accounts for the stock options plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

     During the years presented in the accompanying financial statements, the Company has granted options under the 2000 and 2002 Stock Options Plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statements of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2003 and 2002 consistent with the provisions of SFAS No. 123, the Company's net loss and basic loss per share would have been reduced to the pro forma amounts indicated below:

                                                        For the Years
                                                      Ended December 31,
                                                 ------------------------------
                                                    2003               2002
                                                 ----------       --------------
             Net Loss             As reported    $ (5,694,318)    $  (2,297,565)
                                  Pro forma      $ (6,888,149)    $  (2,698,369)

             Basic loss per share As reported        $(2.12)           $(2.24)
                                  Pro forma          $(2.56)           $(2.55)

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


     Recently Enacted Accounting  Standards - Statement of Financial  Accounting
     Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reverse Stock Split - All references to the number of shares, price per share, and earnings per share have been retroactively adjusted to reflect a 1-for-15 reverse stock split that was effective June 4, 2003.

NOTE 2 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                                      December 31,  December 31,
                                                         2003          2002
                                                     -----------    -----------
        Point of sale terminals - in service          $1,518,205     $1,134,961
        Point of sale terminals - in inventory         1,738,855             -
        Office and computer equipment                    194,264        140,349
                                                     -----------    -----------
        Total cost                                     3,451,324      1,275,310
        Accumulated depreciation                        (583,935)      (239,808)
                                                     -----------    -----------
        Property & equipment, net                     $2,867,389     $1,035,502
                                                     -----------    -----------

     Depreciation expense for the years ended December 31, 2003 and 2002 was $382,107 and $137,161, respectively (see Note 1).

     Point of sale terminals in inventory will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating terminals on which it retains ownership at the time it is placed in service.

     Included in the cost of property and equipment at December 31, 2003 is a deposit in the amount of approximately $14,000 for various components of point of sale terminals to be manufactured for the Company. The deposit will be offset against the cost of the terminals to the Company as the point of sale equipment is purchased.

NOTE 3 - GOODWILL

     At December 31, 2003, the Company had $144,580 in goodwill remaining from a purchase acquisition classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company completed its initial test of goodwill for impairment during the year ended December 31, 2002 and updated this test during the year ended December 31, 2003. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded during the years ended December 31, 2003 and 2002.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

     Information related to capitalized software development costs at December 31, 2003 is as follows:

            Capitalized software, January 1, 2003                  $1,450,968
            Capitalized during the year                               811,281
                                                                  -----------
            Capitalized software, December 31, 2003                 2,262,249
            Accumulated amortization                                (700,924)
                                                                  -----------
            Capitalized software, net                              $1,561,325
                                                                  -----------

     Of the balance at December 31, 2003, approximately $885,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT (Continued)

     During the year ended December 31, 2002, the Company completed its initial test of capitalized software development costs in accordance with SFAS No. 142 and updated this test during the year ended December 31, 2003. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. The project was placed in service during September 2002, and the Company began recording amortization expense. During the year ended December 31, 2003 and 2002, the Company recorded amortization expense of $580,009 and 120,915, respectively.

NOTE 5 - NOTE RECEIVABLE

     During 2003, the Company loaned $150,000 to an unrelated third party. The note bears interest at 10% per annum, payable monthly, and is due the earlier of December 31, 2004 or the date on which the borrower receives gross proceeds of at least $750,000 from the sale of its debt or equity securities. The Company has the option to convert the note, in whole or in part, into common stock of the borrower at anytime before the due date at a conversion price of $.15 per share.

NOTE 6 - RELATED PARTY OBLIGATIONS

     At January 1, 2003, the Company owed its then CEO an aggregate of $420,692 comprised of unpaid equipment lease expenses, deferred salary, notes payable and accrued interest. The amounts were aggregated into a single note in February 2003. The note is due the earlier of December 31, 2007, a change in control of the Company or a sale or liquidation of the Company's assets. Interest on the note is at 10% and is calculated on the outstanding amount. Pursuant to the terms of the note, $150,000 was paid to the CEO in July 2003 out of the proceeds from the public offering that was effective June 24, 2003 (see Note 15). In addition, all accrued but unpaid interest on the note through June 30, 2004 will be due on that date and, beginning July 31, 2004 monthly principal and interest payments in the amount of $7,382 are required in order to fully amortize the remaining principal amount of the note by December 31, 2007.

     During the years ended December 31, 2003 and 2002, the Company recorded interest expense on this obligation of $33,569 and $14,873, respectively.

      A summary of maturities of related party obligations is as follows:

                  2004                                       $   31,916
                  2005                                           68,803
                  2006                                           76,007
                  2007                                           83,966
                                                             ----------
                  Total                                         260,692
                  Less current portion                          (31,916)
                                                             ----------
                  Long-term portion                          $  228,776
                                                             ----------

NOTE 7 - LONG-TERM DEBT

     NOTES PAYABLE

     During May 2003, the Company issued a note payable in the amount of $1,000,000 with interest at 12%, due August 31, 2004. In connection with the note, the Company issued warrants to purchase 238,095 shares of restricted common stock, which were valued at $1,264,285 using the Black-Scholes pricing model and the following assumptions: $5.25 exercise price, $6.50 underlying stock price, 132% volatility, 3.5 year expected life, 1.67% risk free interest rate and expected dividend yield of zero. The value of the warrants was reduced to the $1,000,000 note amount and recorded as a discount against the note. The Company repaid the note together with accrued interest totaling $63,781 and recorded the discount as interest expense during the year ended December 31, 2003.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - LONG-TERM DEBT (Continued)

     CONVERTIBLE NOTES AND DEBENTURES

     In January 2003, the Company issued a 12% unsecured convertible note with a principal amount of $200,000, due February 28, 2004. The Company also issued 24,242 shares of restricted common stock, which were valued at $145,454 or $6.00 per share, the value of similar restricted common shares sold for cash. The Company repaid the note together with accrued interest totaling $211,769 and recorded the discount as interest expense during the year ended December 31, 2003.

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

     The Company may prepay the debentures without premium or penalty after giving the holders thereof 90 days prior written notice. Such notice may be given at any time after the debentures have been outstanding for year. Alternatively, the Company has the right to prepay the debentures at any time by paying a 35% premium. The completion of the Company's public offering gave the holders the right to demand prepayment at any time out of the escrow described below. During the year ended December 31, 2003, $280,000 of the debentures was repaid under the holder's right for prepayment. Subsequent to December 31, 2003, an additional $12,000 was repaid under such rights. The outstanding principal balance of the debentures was $1,230,000 at December 31, 2003.

     On July 1, 2003, in accordance with the terms of the agreements relating to the issuance of the convertible debentures, the Company transferred $1.725 million out of the proceeds of the public offering that was effective June 24, 2003 to an escrow agent as collateral security for the repayment of the debentures. This amount is shown as "Restricted cash" in the accompanying balance sheet. As a result, interest on the debentures is accruing at a rate equal to the prime rate, currently 4%. The Company also agreed to file a registration statement on behalf of the holders of the debentures covering the shares issuable upon conversion of the debentures as well as the shares issued to them in connection with their purchase of the debentures and the shares issuable upon exercise of the warrants issued in connection with the debentures. A registration statement on Form S-3 was filed by the Company on July 9, 2003 and was declared effective on August 4, 2003. As a result, the lien on the Company's assets in favor of the debenture holders was terminated.

     The 169,231 restricted common shares were valued at $1,015,386, or $6.00 per share, the value of similar restricted common shares sold for cash. The 169,231 warrants were valued at $845,562 using the Black-Scholes pricing model and the following assumptions: $14.63 exercise price, $6.00 underlying stock price, 140% volatility, five year expected life, 2.9% risk free interest rate and expected dividend yield of zero. The value of the shares and warrants were reduced on a pro-rata basis to the $1.5 million in debentures and recorded as a discount against the debentures, and will be amortized as interest expense over the term of the debentures. The unamortized discount at December 31, 2003 was $300,947 and is offset against the outstanding balance of the debentures in the accompanying balance sheet.

NOTE 8 - LEASES

     During 2001, the Company entered into a capital lease for the purchase of certain computer equipment. The lease requires monthly payments of $820 through September 2005 and has an outstanding principal balance at December 31, 2003 of $14,000. The lease is collateralized by equipment with a remaining book value of approximately $14,300 at December 31, 2003. Depreciation expense of $5,289 was recognized on this equipment during each of the years ended December 31, 2003 and 2002.

     In January 2003, the Company entered into a capital lease for certain equipment. The lease requires monthly payments of $2,842 through January 2006 and has an outstanding principal balance of $46,376 at December 31, 2003. The lease is collateralized by equipment with a remaining book value of approximately $45,000 at December 31, 2003. Depreciation expense of $13,398 was recognized on this equipment during the year ended December 31, 2003.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES (Continued)

     Total future minimum lease payments for capital leases, including interest and other costs, are as follows:

              2004                                                   $ 39,851
              2005                                                     35,710
                                                                     --------
              Total                                                    75,561
              Less interest and other costs                           (15,185)
                                                                     --------
              Present value of future minimum lease payments           60,376
              Less current portion                                    (29,766)
                                                                     --------
              Long-term portion                                      $ 30,610
                                                                     --------

     In December 2003, the Company entered into a five-year lease for office space under an operating lease agreement. The lease is cancelable after three years with 120-written notice. The Company's future minimum rental under this operating lease amounts to $246,800.

NOTE 9 - LITIGATION AND CONTINGENCIES

     In 1999, the Company sold certain services to a third party who in turn sold these services to consumers. When the third party failed to deliver as anticipated, some of the consumers reversed the charges that had been made on their credit card accounts to purchase the services. These reversals were ultimately covered by charges made to the Company's merchant account with a bank, resulting in an overdraft of that account. The Company, under the agreement with the third party, is entitled to be reimbursed 50% of the amount of the charge-backs. During 2000, the bank filed suit claiming damages of $175,477. Management believes the bank reversed charges that should not have been reversed under the terms and conditions of the consumers' agreement and therefore disputes the bank's claim. Subsequent to December 31, 2003, the parties agreed to settle the claim for a lump sum payment of $70,000, which was made during March 2004.

     The Company's former CEO was party to a suit in which the plaintiff claims the former CEO agreed to sell to the plaintiff 20,000 shares of the Company's common stock at $.45 per share. The former CEO disputed the plaintiff's claim that this option is valid. Since the former CEO's actions were for the benefit of the Company, the Board of Directors agreed to indemnify the former CEO for any monetary loss if the plaintiff was successful in his claim. During the year ended December 31, 2003, the plaintiff was awarded damages in the amount of $500,748, including interest, which was paid by the Company in November 2003.

     As a result of resolution to the litigation described above, the Company recorded an additional litigation expense of $211,513 during the year ended December 31, 2003.

     On January 23, 2004, a complaint was filed against the Company claiming that it had breached an Asset Purchase Agreement between the Company and the plaintiff dated October 31, 2000. The plaintiff asserts that the Company owes $4,000,000 in consideration for assets purchased and earn-out fees for referral services. Management believes the Company appropriately exercised its right of recision specified in the contract and returned the items to the seller, and that no amounts are due under the contract. The Company plans to vigorously contest the claim.

     In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $59,255 at December 31, 2003. This amount is reflected in the accompanying balance sheet as an offset to stockholders' equity.

     In December 2002, the Company granted a total of 43,334 shares of restricted common stock as a bonus payable to four executives and key employees. 21,667 of the shares were for past services and were distributable anytime after January 31, 2003 at the election of the employee. These 21,667 shares were valued at $130,000 and recorded as non-cash compensation during the year ended December 31, 2002. The remaining 21,667 shares were to be issued in June 2004 or upon a change in control of the Company. The employees were required to remain in the continuous employment of the Company until the time the shares become distributable in order to receive them. During the year ended December 31, 2003, three of the employees terminated employment with the Company. The Company has accrued $6,667 in non-cash compensation related to the remaining agreement based on a price per share of common stock at the time of grant of $6.00.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - CAPITAL STOCK

     A summary of common stock transactions for the years ended December 31, 2003 and 2002 is as follows:

                          Year Ended December 31, 2003

     The Company sold 1,265,000 units in an underwritten public offering for $16,445,000 in cash, or $13.00 per unit. (See Note 15). Underwriter discount and offering costs of $2,807,185 were recognized on the sale. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock for $9.75 per share, expiring in 2008. The stock and the warrants included in the units traded only as a unit for the first 30 days following the effective date of the offering, after which the units were delisted and the stock and warrants included in the units began trading separately.

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

                          Year Ended December 31, 2002

     The Company sold 142,244 shares of restricted common stock at prices ranging from $4.50 to $6.00 per share through private placements for $667,600 in cash. Stock offering costs of approximately $27,000 were recorded in connection with the sale.

     The Company sold 130,278 shares of restricted common stock at $15.00 per share through private placements for $1,954,175 in cash. Stock offering costs of approximately $125,000 were recorded in connection with the sale, including 4,948 shares of restricted common stock valued at $15.00 per share.

     The Company issued 116,442 shares of restricted common stock for legal, consulting and investor relations services valued at $614,000.

     The Company issued 1,667 shares of restricted common stock upon the exercise of common of stock options for $15,000 in cash.

     The Company issued an aggregate of 5,016 shares of restricted common stock in cashless exercises of common stock options. The underlying agreements were for a total of 10,296 common stock options with exercise prices ranging from $9.00 to $15.00 per share.

     The Company issued 21,667 shares of restricted common stock to four executives and key employees for services rendered during the year. The shares were valued at $130,000 and recorded as non-cash compensation in the accompanying statement of operations.

     The Company canceled 26,667 shares of common stock, which had been issued as collateral for a loan.

     The Company recorded $98,986 in non-cash compensation in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", for the issuance of options/warrants to purchase 11,167 shares of common stock at $22.50 to $27.00 per share for consulting services.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS AND WARRANTS

     A summary of the status of options granted to employees at December 31, 2003 and 2002, and changes during the years then ended are as follows:

                                                2003                         2002
                                        -----------------------     -------------------------
                                                 Weighted Average              Weighted Average
                                         Shares   Exercise Price     Shares     Exercise Price
                                         -------  --------------     -------   ---------------
       Outstanding at beginning of year  204,688       $15.45        252,667         $16.20
       Granted                           190,667       $ 6.75         21,667         $15.00
       Exercised                               -       $    -              -         $    -
       Forfeited                          86,105       $15.00         26,000         $16.80
       Expired                             5,000       $15.00         43,646         $15.00
                                         -------                     -------
       Outstanding at end of year        304,250       $10.00        204,688         $15.45
                                         -------                     -------
       Exercisable at end of year        102,000       $15.78         68,667         $16.20
                                         -------                     -------
       Weighted average fair value of
         options granted                 190,667       $  6.26        21,667         $  8.55
                                         -------                     -------


     The fair value of each  option  granted is  estimated  on the date  granted
     using  the   Black-Scholes   option   pricing   model  with  the  following
     weighted-average  assumptions  used  for  grants  during  the  years  ended
     December 31, 2003 and 2002: expected dividend yields of zero, expected life of 5 years,  expected  volatility of 140%, and risk-free  interest rates of
     3.1% and 4.6%, respectively.

     A summary of the status of stock options outstanding to employees of the Company at December 31, 2003 is presented below:

                                           Options Outstanding                           Options Exercisable
                          -------------------------------------------------------    -------------------------------
          Range of                        Weighted Average       Weighted Average                   Weighted Average
          Exercise          Number            Remaining              Exercise          Number           Exercise
           Prices         Outstanding     Contractual Life             Price         Exercisable          Price
         -----------      -----------       --------------        ---------------    -----------    ----------------

          $  6.50             185,000         10.0 years              $6.50                    -       $       -
      $15.00-$16.50           119,250          2.94 years             $15.31              102,000      $   15.63
                              -------                                                    -------
                              304,250                                                     102,000
                              -------                                                    -------


     At December 31, 2003, the Company had outstanding options and warrants to purchase 1,722,826 shares of common stock (including 1,265,000 publicly traded warrants, see Notes 10 and 15) that were issued to non-employees under various agreements with exercise prices ranging from $5.25 to $27.00 per share, expiring between June 2004 and November 2008. During the year ended December 31, 2003, options and warrants to purchase 1,672,326 shares were issued, 88,578 options and warrants expired and no options or warrants were exercised.

NOTE 12 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available net operating loss or tax credit carryforwards. At December 31, 2003, the total of all deferred tax assets was approximately $4,501,000 and the total of the deferred tax liabilities was approximately $737,000. The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $3,763,000 and $2,250,000 at December 31, 2003 and 2002, respectively. The change in the valuation allowance for the year ended December 31, 2003 was approximately $1,513,000.

     The Company had available at December 31, 2003, net operating loss carryforwards of approximately $12,025,000, which may be applied against future taxable income and which expire in various years through 2023.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES (Continued)

     The components of income tax expense from continuing operations for the years ended December 31, 2003 and 2002 consist of the following:

                                                                 2003           2002
                                                              -----------    -----------
     Current income tax expense:
       Federal                                                $      --      $      --
       State                                                         --             --
                                                              -----------    -----------
          Current tax expense                                 $      --      $      --
                                                              -----------    -----------
     Deferred tax expense (benefit) arising from:
       Excess of tax over financial accounting depreciation   $   187,743    $   290,960
       Deferred compensation                                      104,550        (67,124)
       Net operating loss carryforwards                        (1,874,139)    (1,019,614)
       Valuation allowance                                      1,513,318        868,565
       Settlement reserve                                          74,600        (74,600)
       Other                                                       (6,072)         1,813
                                                              -----------    -----------
          Net deferred tax expense                            $      --      $      --
                                                              -----------    -----------

     Deferred income tax expense results primarily from the reversal of temporary timing differences between tax and financial statement income.

     A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                               2003       2002
                                                             -------    -------
     Computed at the expected statutory rate                   34.0%     34.0%
     State and local income taxes, net of federal benefit       3.3       3.3
     Valuation allowance                                      (26.58)   (37.8)
     Compensation due to issuance of options/warrants         (10.12)     1.06
     Other                                                      (.6)      (.56)
                                                             -------    -------
          Income tax expense                                   -%        -%
                                                             -------    -------

     The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset and liability at December 31, 2003:

       Deferred tax asset:
                     Net operating loss carryforwards                    $ 4,485,440
                     Deferred compensation and other                          15,250
                                                                         -----------
                       Total deferred tax asset                          $ 4,500,690
                     Less valuation allowance                             (3,763,252)
                                                                         -----------
                         Deferred tax asset net of valuation allowance   $   737,438

       Deferred tax liability:
         Excess of tax over financial accounting depreciation            $   737,438
                                                                         -----------
     Net deferred tax asset (liability)                                         --
                                                                         -----------

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the years presented:

                                                         For the Years Ended
                                                             December 31,
                                                       -----------------------
                                                          2003           2002
                                                       ---------       --------
        Loss from continuing operations available
           to common shareholders (numerator)         $(5,694,318)  $(2,297,565)

        Weighted average number of common
          shares outstanding during the year used
          in per share calculations (denominator)        2,691,118    1,027,975


     Because the Company incurred losses for the years ended December 31, 2003 and 2002, the effect of options/warrants and convertible notes totaling 2,216,307 and 357,849 equivalent shares, respectively, has been excluded from the loss per share computation since its impact would be antidilutive.

NOTE 14 - SIGNIFICANT CUSTOMERS

     The Company has two customers that accounted for 59% and 14% of revenues for the year ended December 31, 2003, and three customers that accounted for 30%, 28% and 13% of the revenues for the year ended December 31, 2002.

NOTE 15 - PUBLIC OFFERING

     In June 2003 the Company sold 1,100,000 units and in July 2003 the Company sold an additional 165,000 units in a registered public offering. Each unit consisted of two shares of stock and one warrant. Net proceeds to the Company were approximately $13,635,000 after underwriter discount and offering expenses.

     In connection with the offering, the Company's issued and outstanding securities, including common stock, warrants and units, were listed on the American Stock Exchange.

     In connection with authorizing the sale of the units, the Company's Board of Directors also authorized, subject to stockholder approval, a reverse split of the Company's common stock. On May 19, 2003, the stockholders authorized the Board to determine the precise ratio of the split and the timing thereof. The Board approved a 1-for-15 reverse stock split that became effective on June 4, 2003.

NOTE 16 - EMPLOYMENT AGREEMENTS

     The Company entered into an employment agreement with its then chief executive officer, which expires on December 31, 2005. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the officer terminates the agreement for good reason, the officer is entitled to a lump sum payment equal to the sum of two times his annual salary plus the average cash incentive pay received over the previous three years. In addition, any stock options would vest immediately. If the agreement is terminated by the Company without cause or if the officer terminates the agreement for good reason, or if the Company does not extend the agreement beyond its original expiration date, the officer will be released from any obligations he has with the Company and any amounts due from the Company will be immediately due and payable (see
     Note 6). In March, the officer voluntarily agreed to relinquish the title of CEO and will continue to serve as the Company's executive vice president.

     The Company has an employment  agreement with its Chief  Financial  Officer
     (CFO), which expires on December 31, 2005. If the Company terminates the agreement without cause, or if the CFO terminates the agreement for good reason, the CFO is entitled to receive the lesser of one year's salary or payment through the expiration date of the agreement. In addition, any stock options would vest immediately.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 - EMPLOYMENT AGREEMENTS (Continued)

     Subsequent to December 31, 2003, the Company entered into an employment agreement with its President, which expires on March 31, 2006. The agreement may be extended for successive one-year periods. Under the terms of the agreement, the President will also assume the role of CEO from the date of the agreement forward. If the Company terminates the agreement without cause, or if the President terminates the agreement for good reason, the President is entitled to receive the greater of one year's salary plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement, In addition, any stock options would vest immediately. The officer was also granted, subject to shareholder approval, an option to purchase 225,000 shares of common stock at the market price per share on the date of approval.

NOTE 17 - SUBSEQUENT EVENTS

     The Company settled certain litigation in March 2004 (see Note 9).

     The Company entered into an employment agreement with a new chief executive officer in March 2004. As part of the agreement, the Company granted the officer options to purchase common stock subject to shareholder approval (see Note 16).

Item 8. Change in and Disagreements with Accountants on Accounting Financial Disclosure.

     None.

Item 8A. Control and Procedures

     Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective.

     Changes in Internal Controls

     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART III

Item 9. Directors and Executive Officers

     Our executive officers and directors and their respective ages, as of March 8, 2004, are as follows:

  Name                      Age      Position
  -----                     ---      -------
  Terry D. Kramer            44      Chief executive officer, president and
                                       director
  Paul C. Hickey             44      Executive vice president and chairman of
                                       the board
  Michael K. Openshaw        45      Chief financial officer, chief operating
                                       officer, secretary and treasurer
  Brae Burbidge              37      Director
  Lamond Woods               37      Director
  Brent Bingham              37      Director
  Vicky Johnson              38      Director

         Each   director   holds  office  until  the  next  annual   meeting  of
shareholders and until his or her successor is elected and qualified. Officers are elected to service subject to the discretion of the board of directors.

         Set forth below is a brief description of the background and business experience of our executive officers and directors.

         Terry Kramer, our chief executive officer and president, joined the company as interim president and board member in November 2003. In March 2004 he accepted appointment as chief executive officer and president. Mr. Kramer has more than 15 years of experience in building, developing, and advising wireless technology organizations. From 1988 through 2000, he was employed by Vodafone/AirTouch and PacTel Corp. in various executive positions including president of AirTouch Paging, vice president and general manager of the southwest market for AirTouch Cellular, vice president of business development for AirTouch Europe, vice president of corporate strategy and executive director of investor relations and corporate communications for AirTouch Communications. His other experience includes working as an associate with Booz, Allen & Hamilton from 1986 through 1988 and as chief operating officer of the Banana Republic Division of Gap Inc. in 2001. He earned an MBA from Harvard University in 1986 and a Bachelor of Arts in economics from UCLA in 1982.

     Paul Hickey is our founder and our executive vice president and has been chairman of our board of directors. He was our chief executive officer until March 2004. Mr. Hickey has a Bachelor of Science degree from Brigham Young
University. Mr. Hickey will continue to serve as an executive vice president with responsibilities for international business development. Mr. Hickey will also remain a director on our board.

     Michael Openshaw joined us in November 2000 and was named chief financial officer in April 2001, our chief operating officer in April 2002 and our secretary and treasurer in February 2003. From 1996 to November 2000, Mr. Openshaw served as the chief financial officer of The University of Utah Hospital. He also has 10 years' experience with the accounting firm of Deloitte & Touche where he attained the level of senior manager. Mr. Openshaw is a Certified Public Accountant and has a Bachelor of Arts degree in accounting from the University of Utah.

     Brae Burbidge has been a member of our board of directors since June 2000. He has also been, since October 2002, president of i-Power Inc., a marketing and design company. From 1996 until June 2002 he was the president and chief executive officer and a director of Global Web, Inc., a reporting company based in Utah that provides web design services. He has a Bachelor of Arts degree from the University of Utah.

     Lamond Woods has been a member of our board of directors since June 2000. He has also been, since 1996, the president of SWIS Insurance, a Utah-based insurance agency.

     Brent Bingham has been a member of our board of directors since January 1999. He has also been, since 1992, the president and chief executive officer of Eclipse Marketing, a Utah-based direct sales company. He is a graduate of Brigham Young University.

     Vicky Johnson joined our board of directors in January 2003. Since June 2002 she has been the international accounting manager of Cadence Design Systems, Inc., a New York Stock Exchange reporting company that provides comprehensive software, design and methodology services for product development to leading electronics companies. From April 1999 to March 2002, Ms. Johnson served as the controller of Inari, Inc., a computer networking company. From September 1995 to March 1999 she was the accounting manager of American Stores Company, a retail food and drug store operator. Ms. Johnson is a licensed CPA and has a degree in accounting and business administration from Peru State College, Nebraska.

Key Employees

     Darin Hunsaker, vice president of sales, joined us in January 2004. He has held various sales positions over the past 13 years, including positions with WordPerfect and PowerQuest. From January 1996 through January 2004 he served as senior director of enterprise sales, vice president of global accounts, managing director and senior director of European sales, and director of channel sales and marketing at PowerQuest, a high growth computer storage management company. Mr. Hunsaker earned a bachelor's degree in German and business management from Weber State University.

     Marko Viitanen joined Q Comm in 2002 as senior software engineer and was promoted to director of information technology in November 2003. Prior to his affiliation with Q Comm Mr. Viitanen held the position of Software and Quality Assurance Engineer at Next Page, Inc. Mr. Viitanen has a background in patent applications, speaks six languages and has extensive programming experience including: Java, Linux/UNIX, Cryptography, SSL, C++, Visa Net and other server-to-server protocols. Mr. Viitanen earned a Bachelor of Science degree in Computer Science from Utah Valley State College.

     John Hickey, director of marketing, joined Q Comm's predecessor companies, Teleshare 900 and Teleconnect, in 1993 where he served in various positions including Vice President of Marketing and Operations. He has been a consultant to companies in direct marketing including iMall (now part of Excite@Home), HomeStar Communications, and Borges Lamont. To compliment Q Comm's public relations efforts, he also serves as Prepaid Wireless Contributing Writer for Intele-Card News, the leading prepaid telecom publication in the U.S. His articles are published in the Intele-Card magazine each month. He currently sits on Intele-Card's advisory board and is a two-time winner of the Intele-Card Editor's Choice Award. He received a Bachelor of Science degree from Brigham Young University and a Masters in Business Administration with a specialization in Entrepreneurship from the University of Arizona.

Committees of the Board of Directors

     Our board of directors has an audit committee consisting of Brae Burbidge, Lamond Woods and Vicky Johnson, and a compensation committee and nominating committee consisting of Brae Burbidge, Lamond Woods and Brent Bingham. The audit committee meets with management and our independent public accountants to determine the adequacy of our internal controls and other financial reporting matters and review related party transactions for potential conflict of interest situations. The nominating committee reviews and recommends nominees for the board of directors. The compensation committee reviews and recommends the compensation and benefits payable to our chief executive officer.

Audit Committee Financial Expert

     The Board has determined that the chairman of the committee, Vicky Johnson, is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B, and "independent" for purposes of current and recently-adopted American Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.


Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) shareholders were complied with during 2003.

Code of Ethics

     We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is posted on our website at www.qcomm.com and is filed as Exhibit 14 to this report.

Item 10. Executive Compensation

     Summary compensation. The following table sets forth information regarding compensation awarded to, earned by, or paid to our chief executive officer and our other most highly compensated executive officers whose compensation exceeded $100,000 in 2003 for all services rendered to us in all capacities during the last three completed fiscal years.

                                                                                               Long-term
                                                                                              Compensation
                                                                  Annual Compensation          Securities
                                                                  -------------------          Underlying
 Name and principal position                           Year       Salary         Bonus          Options
 ---------------------------                           ----       -------        -----          -------
 Paul Hickey, chairman of the board and                2003       $120,000                       50,000(3)
 chief executive officer (1)                           2002       $120,000                       33,333(4)

 Stephen Flaherty, president (2)                       2003       $120,000
                                                       2002       $120,000     $100,000(5)       68,000(2)

 Michael Openshaw, chief financial officer,            2003       $110,586     $  30,000         40,000(3)
 chief operating officer, secretary and treasurer      2002       $110,000     $  10,000(5)       6,667(6)


(1) Paul Hickey resigned as chief executive officer in March 2004. He will continue as executive vice president.
(2) Stephen Flaherty resigned as president of the company effective November 1, 2003. Stock options were forfeited upon resignation.
(3) Represents options granted in December 2003. Vesting is based on the company meeting specific financial targets.
(4) As of December 31, 2003, 22,917 options were vested and the balance was forfeited.
(5) Represents stock bonus declared December 31, 2002 valued at $0.40 per share.
(6) As of December 31, 2002, 1,250 options were vested and the balance was forfeited.


Options held by Named Executives

     The following tables provide information with respect to stock options granted during the fiscal year ended December 31, 2003 to each of the executives named in the summary compensation table above and the number and aggregate value of unexercised options held by those executives as of December 31, 2003. The per share exercise price of all options was equal to, or above, the estimated fair market value of a share of common stock on the date of grant. No options granted to any named executives have been exercised.

    Option Grants in Fiscal Year Ended December 31, 2003 (Individual Grants)

                   Number of
                   Securities       Percent of Total
                  Underlying       Options Granted to       Exercise  Expiration
Name                Options      Employees in Fiscal Year    Price        Date
-----              --------      ------------------------    -----        ----
Paul Hickey          50,000             26.2%                $6.50      12/31/13
Michael Openshaw     40,000             21.0%                $6.50      12/31/13

These options are earned quarterly over 2004 and 2005 based on us meeting specified targets and on the continued employment of the officers.


                           2003 Year-End Option Values

                 Number of Shares Underlying Unexercised   Value of Unexercised In-the-Money
                      Options at Fiscal Year End (#)        Options At Fiscal Year End ($)(1)
                      ------------------------------        ---------------------------------
Name                   Exercisable    Unexercisable            Exercisable   Unexercisable
----                   -----------    -------------            -----------   -------------
Paul Hickey               86,667(2)      50,000(3)                  -             -
Michael Openshaw             -           51,333(4)                  -             -

(1) Based on a $6.39 closing price of our stock on the American Stock Exchange on December 31, 2003.
(2) Includes 53,333 options with an exercise price of $16.50 per share and 33,333 options with an exercise price of $15 per share.
(3)  Having an exercise price of $6.50 per share.
(4) Includes 11,333 options with an exercise price of $15 per share and 40,000 options with an exercise price of $6.50 per share.

None of the options referred to above had been exercised as of December 31, 2003.

Employment Agreements

     We have entered into employment agreements Paul Hickey, Terry Kramer and Michael Openshaw.

     Mr. Hickey's agreement is for an initial three-year term ending on December 31, 2005. The agreement is automatically extended for successive one-year periods unless either party gives the other 180 days prior notice that it elects not to extend the agreement. Under the agreement, Mr. Hickey receives an annual base salary of $120,000, which may be increased in the sole discretion of the compensation committee, plus incentive compensation, which also is at the discretion of the compensation committee. We may terminate this agreement at any time for "cause". If we terminate the agreement without "cause", or if Mr. Hickey terminates the agreement for "good reason", including following a "change in control", he is entitled to a lump sum payment equal to two times the sum of
(a) his then base salary and (b) the average cash incentive compensation over the immediately preceding three years. In addition, any stock options held by him will vest immediately. In the event of his death, we will continue to pay his base salary to his estate for 12 months. If we elect not to extend the employment agreement, or we terminate the agreement without "cause", or Mr. Hickey terminates the agreement for "good reason", we agreed to release Mr. Hickey from any obligations he may have to us at that time and any amounts we owe to him will become immediately due and payable. In addition, if Mr. Hickey is still a guarantor of any of our obligations we must pay him, in a lump sum, an amount equal to his average annual compensation for the last three years. During the term of the agreement and for one year following its termination or expiration, Mr. Hickey is prohibited from competing with us so long as we have not terminated the agreement without cause or that he has not terminated the agreement for good reason.

     Under Mr. Kramer's agreement, which terminates March 31, 2006, he is entitled to an annual base salary of $225,000 plus bonus based on individual and company performance. The agreement may be extended for successive one-year periods. If we terminate the agreement without "cause", or if Mr. Kramer terminates the agreement for "good reason", he is entitled to the greater of one year's salary plus any target cash bonus he would be eligible to receive that year or payment through the expiration date of the contract. In addition, any stock options held by him will vest immediately. During the contract term and for one year following its termination or expiration, he is prohibited from soliciting our employees and customers and competing with us, provided we have not terminated the employment contract without cause. Under the contract, we will indemnify Mr. Kramer to the maximum extent permitted by law, for all expenses incurred by him in connection with any proceedings brought or threatened upon him in connection with his service as our officer. Mr. Kramer was also granted, subject to shareholder approval, an option to purchase 225,000 shares of common stock at the market price per share on the date of approval.

     Mr. Openshaw's agreement, which terminates December 31, 2005, pays him an annual salary of $125,000 plus bonus based on individual and company performance. If we terminate the agreement without "cause", or if Mr. Openshaw terminates the agreement for "good reason", he is entitled to the lesser of one year's salary or payment through the expiration date of the contract. In addition, any stock options held by him will vest immediately. During the contract term and for one year following its termination or expiration, he is prohibited from soliciting our employees and customers and competing with us, provided we have not terminated the employment contract without cause.

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

     We have provided a directors' and officers' insurance policy in the amount of $3,000,000, which expires November 2004.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of March 8, 2004 by:

     o each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;
     o    each of our directors;
     o    each executive officer named in the summary  compensation table above;
          and
     o    all of our directors and executive officers as a group.

     Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the common stock owned by them.

  Name and address of                 Common Stock       Percent of Common Stock
   beneficial owner (1)           Beneficially Owned(2)    Beneficially Owned
  ---------------------           ---------------------    ------------------
  Paul Hickey                          296,272(3)               6.9%
  Stephen Flaherty                         -                      -
  Michael Openshaw                      14,066(4)                 *
  Brent Bingham                            533                    *
  Brae Burbidge                            -                      -
  Lamond Woods                             -                      -
  Vicky Johnson                            -                      -
  All directors and executive
  officers as a group (7 persons)      310,871(5)               7.2%

* Less than 1%

(1) All addresses are c/o Q Comm International, Inc., 510 East Technology Ave, Building C, Orem, Utah 84097.
(2) According to the rules and regulations of the SEC, shares that a person has a right to acquire within 60 days of the date of this report are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3) Includes 8,867 shares held by family members and an option to purchase 76,250 shares exercisable within 60 days of the date of this report.
(4) Includes 11,333 shares underlying options exercisable within 60 days of the date of this report.
(5) Includes 87,583 shares underlying options exercisable within 60 days of this report.

Securities Authorized for Issuance under Equity Compensation Plans

     To attract and retain the personnel necessary for our success, in 2000 we adopted a stock option plan and reserved 133,333 shares of stock for future grants under that plan. Only employees are eligible for grants under this plan. In February 2003, we adopted a new stock option plan under which we may grant options covering up to 133,333 shares of common stock to our employees, directors and consultants. The compensation committee established by the board of directors administers both plans. In addition, each plan provides that the maximum term for options granted under the plan is 10 years and that the exercise price for the options may not be less than the fair market value of the common stock on the date of grant. Options granted to stockholders owning more than 10% of our outstanding common shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the common stock on the date of the grant. As of December 31, 2003, we issued options covering 127,667 shares of common stock under the 2000 stock option plan. These options have a weighted exercise price of $8.34. As of December 31, 2003, we issued options covering 85,000 shares of common stock under the 2003 stock option plan. These options have a weighted exercise price of $6.50. In 2002, we entered into stock bonus agreements with two executives and two key employees. Under these agreements, we agreed to issue 33,333 shares of common stock to Steve Flaherty and 3,333 shares of common stock to each of Michael Openshaw, Chris Leonard and Bruce Siskonen. Under the terms of the agreements, each employee received 50% of his shares on or after January 31, 2003 and will receive the balance of the shares on June 30, 2004, if he is still employed by us on that date. As of December 31, 2003, only Michael Openshaw remains employed by us.

     The following table sets forth, as of December 31, 2003, information concerning our 2000 and 2003 stock option plans, as well as information relating to other equity compensation plans that we have adopted.

                                                               Number of                              Number of
                                                             securities to be    Weighted        securities remaining
                                                               issued upon       average            available for
                                                               exercise of     exercise price      future issuance
                                                               outstanding     of outstanding        under equity
                                                               options and      options and         compensation
                                                                warrants          warrants              plans
                                                                --------          --------            --------
Equity compensation plans approved by stockholders (1)           212,667           $ 7.61             53,999
Equity compensation plans not approved by stockholders (2)      125,750(3)         $16.55              1,667(4)
                                                                --------          --------            --------
Total                                                            338,417           $10.93             55,666
                                                                --------          --------            --------






(1)  The 2000 and 2003 stock option plans.
(2) Includes options granted to employees and consultants outside our stock option plans and stock bonuses.
(3) Includes options covering 34,167 shares of common stock granted to consultants and options covering 91,583 shares of common stock granted to employees outside our stock option plan. The options granted to consultants vest immediately and are for terms that range from three to five years from the date of grant. The options granted to our employees expire at the end of five years from date of grant. All of the employees' options have vested.
(4)  Stock bonus payable on June 30, 2004.

Item 12. Certain Relationships and Related Transactions

     As of December 31, 2003, we owed Paul Hickey, our principal stockholder and chief executive officer, an aggregate amount of $260,692, consisting of loans from him to cover cash shortfalls, past due lease payments, and deferred salary.
This amount is reflected in a note that bears interest at 10%, which is less than Mr. Hickey's cost of funds, and which matures December 31, 2007. The note required that we pay Mr. Hickey $150,000 out of the proceeds of our public offering. On June 30, 2004, we are required to pay Mr. Hickey all unpaid accrued interest. Also, beginning July 31, 2004, we are obligated to begin making monthly payments in an amount sufficient to fully amortize the note by December
31, 2007.

     In 2002 we agreed to indemnify Mr. Hickey for any damages awarded against him and any costs he incurred in connection with the matter of Bagley v. Hickey.
In that suit the plaintiff argued that he had suffered damages as a result of Mr. Hickey's refusal to sell him shares of our common stock as set forth in a written agreement that he and Mr. Hickey had entered into. We agreed to indemnify Mr. Hickey because Mr. Hickey had entered into this agreement for our benefit. In December 2003, the court awarded damages to the plaintiff in the amount of $501,000, which we paid pursuant to our agreement to indemnify Mr.
Hickey.

     We have adopted a policy that the audit committee must review all transactions with any officer, director or 5% shareholder.

Item 13. Exhibits, List and Reports on Form 8-K

     (a) Exhibits:

     Exhibit
     No.                   Description
     -------               -----------
     3.1(i)       Articles of Incorporation (1)
     3.1(ii)      Amendment to Articles of Incorporation (2)
     3.2          Amended and Restated Bylaws (2)
     4.1          Specimen Stock Certificate (2)
     4.2          Form of warrant agreement, including form of warrant (2)
     4.3          Form of unit certificate (2)
     4.4          Form of representative's warrant (2)
     10.1         2000 Stock Option Plan (2)
     10.2         2003 Stock Option Plan (2)
     10.3         Securities Purchase Agreement, dated February 10, 2003 (2)
     10.4         Form of 12% Secured Convertible Debentures due March 31, 2004 (2)
     10.5         Form of Stock Purchase Warrant (2)
     10.6         Form of Lock-Up Agreement executed by all officers, directors and 5% shareholders (2)
     10.7         Form of Lock-Up Agreements for 12% Secured Convertible Debenture holders (2)
     10.8         Employment Agreement between Q Comm International, Inc. and Paul C. Hickey (2)
     10.9         Employment Agreement between Q Comm International, Inc. and Terry D. Kramer*
     10.10        Employment Agreement between Q Comm International, Inc. and Michael K. Openshaw*
     10.10        Securities Purchase Agreement, dated May 20, 2003 (2)
     10.11        Form of 12% Unsecured Promissory Note, due August 31, 2004, dated May 20, 2003(2)
     10.12        Form of Stock Purchase Warrant, dated May 20, 2003(2)
     10.13        Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and
                  Hargray Wireless (2)
     10.14        Agreement between Q Comm International, Inc. and PreCash Corporation (2)
     10.15        WGR Ltd. Agreement (2)
     10.16        Marceco Ltd. Agreement (2)
     10.17        Success Concepts Enterprises Inc. Agreement (2)
     10.18        510 East Technology Avenue Lease*
     14           Code of Ethics*
     21           Subsidiary schedule (3)



     21           Subsidiary schedule (3)
     23.1         Consent of Pritchett, Siler & Hardy P.C.*
     31.1         Chief Executive Officer Certification pursuant to section
                  302 of the Sarbanes-Oxley Act of 2002*
     31.2         Chief Financial Officer Certification pursuant to section
                  302 of the Sarbanes-Oxley Act of 2002*
     32.1         Chief Executive Officer Certification pursuant to section
                  906 of the Sarbanes-Oxley Act of 2002.*
     32.2         Chief Financial Officer Certification pursuant to section
                  906 of the Sarbanes-Oxley Act of 2002.*
-------------------------------------
*  Included as an exhibit herein.


(1) Previously filed on February 24, 2000, as an exhibit to Form 10-SB, and on March 20, 2000, as an exhibit in the Company's Current Report on Form 8-K and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No. 333-104232) and incorporated herein by reference.
(3) Previously filed as an exhibit to Form 10-KSB on March 31, 2003 and incorporated herein by reference.

     (b) Reports on Form 8-K: No reports on Form 8-K were filed during the last quarter of the period covered by this report.

 Item 14. Principal Accountant Fees and Services

     The aggregate fees billed by our principal accounting firm, PRITCHETT, SILER & HARDY, P.C., for fees billed for fiscal years ended December 31, 2003 and 2002 are as follows:

                                              2003                   2002
                                              ----                   ----
Audit fees                                  $24,942               $15,460
Audit related fees                           12,576                 4,460
    Total audit and audit related fees      $37,518               $19,920
Tax fees                                        446                  None
All other fees                                 None                  None
      Total fees                            $37,964               $19,920

     Audit related fees were for reviews of our filings for Form 10-QSB for 2003 and 2002, and for work required by our registered public offering in 2003.

     Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Audit Committee Pre-Approval Policies and Procedures

     The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q Comm International, Inc.


By:  /s/Terry D. Kramer
     -------------------
     Terry D. Kramer,
     Chief Executive Officer

Date:    March 10, 2004

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 10, 2004.

          Signature                         Title
          ---------                         -----
Principal Executive Officer

         /s/ Terry D. Kramer                Chief Executive Officer
         ---------------------
         Terry D. Kramer

Principal Financial Officer

         /s/ Michael K. Openshaw            Chief Financial Officer
         ---------------------              (Principal Accounting Officer)
             Michael K. Openshaw

Directors

         /s/ Paul C. Hickey                 Chairman of the Board
         ---------------------
             Paul C. Hickey

         /s/ Brae Burbidge                  Director
         ---------------------
             Brae Burbidge

         /s/ Lamond Woods                   Director
         ---------------------
         Lamond Woods

         /s/ Brent Bingham                  Director
         ---------------------
         Brent Bingham

         /s/ Vicky Johnson                  Director
         ---------------------
         Vicky Johnson

                                  EXHIBIT 31.1

                                  CERTIFICATION

     I, Terry D. Kramer, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Q Comm International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and


     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

        Date: March 10, 2004
                                                     /s/ Terry D. Kramer
                                                     -----------------------
                                                     Terry D. Kramer
                                                     Chief Executive Officer

                                  EXHIBIT 31.2

                                  CERTIFICATION

     I, Michael K. Openshaw, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Q Comm International, Inc.;

     2. Based on my knowledge, this report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

        Date: March 10, 2004
                                                  /s/ Michael K. Openshaw
                                                  -----------------------
                                                  Michael K. Openshaw
                                                  Chief Financial Officer

                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Annual Report of Q Comm International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Terry D. Kramer, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

         A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.


/s/ Terry D. Kramer
-----------------------
Terry D. Kramer
Chief Executive Officer

March 10, 2004

                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Annual Report of Q Comm International, Inc. (the "Company") on Form 10-KSB for the period ending December 31, 2003 as filed with the Securities and Exchange Commission ("SEC") on the date hereof (the "Report"), I, Michael K. Openshaw, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss.1350, as adopted pursuant to ss.906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

     A signed original of this written statement has been provided to the Company and will be retained by the Company and furnished to the SEC or its staff upon request.


/s/ Michael K. Openshaw
-------------------------------
Michael Openshaw
Chief Financial Officer
(Principal Accounting Officer)

March 10, 2004