Form 10QSB
period 2004-03-31
Q COMM INTERNATIONAL INC
filed 2004-05-13
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

            510 East Technology Avenue, Building C, Orem, Utah 84097
                     (Address of principal executive office)

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

As of May 10, 2004, there were 3,995,250 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                           Q COMM INTERNATIONAL, INC.
                               FORM 10-QSB REPORT

                                 March 31, 2004

                                TABLE OF CONTENTS

                                                                       PAGE
PART I - FINANCIAL INFORMATION

     Item 1. Interim condensed financial statements (unaudited)

             Unaudited Condensed  Consolidated  Balance Sheets,
             March 31 2004 and December 31, 2003                        1

             Unaudited Condensed Consolidated Statements of
             Operations, for the three months ended
             March 31, 2004 and 2003                                    2

             Unaudited Condensed Consolidated Statements of
             of Cash Flows, for the three months ended
             March 31, 2004 and 2003                                    3

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                       5

     Item 2. Management's Discussion and Analysis or Plan of Operation
             Operation                                                  11

     Item 3. Controls and Procedures                                    19

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                          19

     Item 6. Exhibits and Reports on Form 8-K                           19

SIGNATURES                                                              20

Item 1.  Interim condensed financial statements (unaudited)

                                       Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                                         CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                                March 31,     December 31,
                                                                                                 2004            2003
                                                                                              -----------      -----------
                                                     ASSETS
         Current Assets:
           Cash in bank                                                                       $  4,103,012     $  5,524,774
           Restricted cash                                                                              -         1,450,583
           Accounts receivable, net                                                                500,699          444,009
           Inventory                                                                             1,301,728          717,116
           Note receivable                                                                         150,000          150,000
                                                                                               -----------      -----------
              Total Current Assets                                                               6,055,439        8,286,482
                                                                                               -----------    -----------
         Property & Equipment, net                                                               3,197,019        2,867,389

         Other Assets:
           Capitalized software development costs, net                                           1,426,248        1,561,325
           Goodwill, net                                                                           144,580          144,580
           Deposits                                                                                 31,078           33,815
                                                                                               -----------      -----------
              Total Other Assets                                                                 1,601,906        1,739,720
                                                                                               -----------      -----------
              Total Assets                                                                    $ 10,854,364     $ 12,893,591
                                                                                               ===========      ===========

                               LIABILITIES AND STOCKHOLDERS' EQUITY
         Current Liabilities:
           Accounts payable                                                                   $  1,013,637     $    788,856
           Accrued expenses                                                                        207,183          141,295
           Unearned revenue                                                                         80,000           80,000
           Convertible notes and debentures (net of $300,947 discount
              at December 31, 2003)                                                                     -           929,053
           Capital lease obligations - current portion                                              31,020           29,766
           Related party obligations - current portion                                              88,566           65,485
           Contingent liabilities                                                                       -            70,000
                                                                                               -----------      -----------
              Total Current Liabilities                                                          1,420,406        2,104,455
                                                                                               -----------      -----------
         Long-term Obligations:
           Capital lease obligations                                                                22,343           30,610
           Related party obligations                                                               212,212          228,776
                                                                                               -----------      -----------
              Total Long-term Obligations                                                          234,555          259,386
                                                                                               -----------      -----------
              Total Liabilities                                                                  1,654,961        2,363,841
                                                                                               -----------      -----------
         Stockholders' Equity:
           Common stock, $.001 par value, 50,000,000 shares
              authorized, 3,995,250 shares issued and outstanding                                    3,995            3,995
           Capital in excess of par value                                                       23,812,400       23,812,400
           Retained deficit                                                                    (14,573,919)     (13,227,420)
                                                                                               -----------      -----------
                                                                                                 9,242,476       10,588,975
           Less stock subscription receivable                                                      (43,073)         (59,225)
                                                                                               -----------      -----------
              Total Stockholders' Equity                                                         9,199,403       10,529,750
                                                                                               -----------      -----------
              Total Liabilities and Stockholders' Equity                                      $ 10,854,364     $ 12,893,591
                                                                                               ===========      ===========

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     For the Three Months
                                                        Ended March 31,
                                               ----------------------------
                                                  2004              2003
                                               ----------        ----------

   Revenues                                  $  8,487,830      $  5,747,039

   Cost of Goods Sold                           6,174,528         4,308,499
                                               ----------        ----------
   Gross Profit                                 2,313,302         1,438,540
                                               ----------        ----------
   Operating Expenses:
     Commissions and fees                       2,024,907         1,298,513
     Selling expenses                             142,697            93,806
     General and administrative expenses          782,639           510,683
     Depreciation and amortization                399,191           159,167
     Non-cash compensation                             -             21,666
                                               ----------        ----------
       Total Operating Expenses                 3,349,434         2,083,835
                                               ----------        ----------
   Loss from Operations                        (1,036,132)         (645,295)
                                               ----------        ----------
   Other Income (Expense):
     Interest income                               13,948                96
     Interest and other expense                  (324,315)         (127,305)
                                               ----------        ----------
       Total Other Income (Expense)              (310,367)         (127,209)
                                               ----------        ----------
   Loss before Income Taxes                    (1,346,499)         (772,504)

   Income Tax Expense                                  -                 -
                                               ----------        ----------
   Net Loss                                  $ (1,346,499)     $   (772,504)
                                               ----------        ----------
   Basic Loss per Common Share               $       (.34)   $         (.58)
                                               ----------        ----------

     The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Three Months
                                                                                        Ended March 31,
                                                                            ---------------------------------
                                                                               2004                 2003
                                                                             ----------           ----------
 Cash Flows from Operating Activities:
   Net loss                                                              $ (1,346,499)          $  (772,504)
   Adjustments to reconcile net loss to
      net cash used by operating activities:
        Loss on disposal of property and equipment                               -                   10,888
        Provision for doubtful accounts                                        30,000                    -
        Depreciation and amortization                                         399,191               159,167
        Amortization of discount on debentures and notes                      300,947                91,748
        Non-cash compensation                                                     -                  21,666
        Change in assets and liabilities:
   Increase in accounts receivable                                            (86,690)             (140,247)
   Increase in inventory                                                     (584,612)             (170,535)
   Decrease in other assets                                                     2,737                    -
   Increase in accounts payable                                               224,781               580,340
   Increase in accrued liabilities                                             72,405               104,308
   Decrease in contingent liabilities                                         (70,000)                   -
                                                                            ---------            ----------
          Net Cash Used by Operating Activities                            (1,057,740)             (115,169)
                                                                            ---------            ----------
 Cash Flows from Investing Activities:
   Decrease in restricted cash                                              1,450,583                    -
   Purchase of property and equipment                                        (511,557)             (209,888)
   Capitalized software development costs                                     (82,187)             (168,304)
                                                                           ----------           -----------
          Net Cash Provided (Used) by Investing Activities                    856,839              (378,192)
                                                                           ----------           -----------
 Cash Flows from Financing Activities:
   Issuance of common stock                                                        -                 20,000
   Cash received from subscription receivable                                  16,152                16,152
   Payment of stock offering costs                                                 -               (247,742)
   Proceeds from notes and debentures                                              -              1,450,000
   Payments on convertible notes payable                                   (1,230,000)              (10,421)
   Proceeds from capital leases                                                    -                 66,992
   Payments on capital lease obligations                                       (7,013)               (7,872)
           Decrease in bank overdraft                                              -               (342,470)
                                                                            ----------            ----------
           Net Cash Provided (Used) by Financing Activities                 (1,220,861)              944,639
                                                                            ----------            ----------
  Net Increase (Decrease) in Cash                                           (1,421,762)              451,278

  Cash and Cash Equivalents, Beginning of Period                             5,524,774               115,609
                                                                            ----------            ----------
  Cash and Cash Equivalents, End of Period                                $  4,103,012          $    566,887
                                                                               -------               -------
  Supplemental Disclosures of Cash Flow Information:
      Cash paid during the period for:
      Interest expense                                                    $     92,047          $         -
      Income taxes                                                        $        100          $        100

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:


                      For the period ended March 31, 2004:

The Company amortized discount on debt in the amount of $300,947 and recorded the amount as interest expense.

                           For the period ended March 31, 2003:

The Company issued 141,026 shares of common stock and warrants to purchase 141,026 shares of common stock in connection with the sale of convertible debentures.

The Company issued 24,242 shares of common stock in connection with the sale of a convertible note.


























The accompanying notes are an integral part of these anaudited condensed consolidated financial statements.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature  of  Business  - The  Company's  business  involves  purchasing  and
     --------------------
     reselling prepaid telecommunication and other products through a proprietary electronic point-of-sale activation system known as Qxpress. The Company provides its products to end users throughout the United States as well as Canada, France, Australia and the Bahamas. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Substantially all operations are conducted through the Company's wholly owned subsidiary, Q Comm, Inc. The Company is headquartered in Orem, Utah.

     Unaudited  Condensed  Financial  Statements  - The  accompanying  financial
     ------------------------------------------
     statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

     Consolidation  - All  intercompany  balances and  transactions  between the
     -------------
     parent and subsidiary have been eliminated in consolidation.

     Accounting   Estimates  -  The  preparation  of  financial   statements  in
     ----------------------
     conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimated by management.

     Cash and Cash Equivalents - For purposes of the financial  statements,  the
     ------------------------
     Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

     Accounts  Receivable - Accounts  receivable  consists of trade  receivables
     -------------------------------
     arising in the normal course of business. At March 31, 2004 and December 31, 2003, the Company has established an allowance for doubtful accounts of $60,000 and $30,000, respectively, which reflects the Company's best estimate of probable losses in the accounts receivable balance. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt for the years presented are insignificant.

     Inventory - Inventory consists of prepaid  telecommunication  products sold
     ---------
     by the Company and is carried at the lower of cost or market value on the first-in, first-out method.

     Depreciation  -  Depreciation  of property and equipment is provided on the
     ------------
     straight-line method over the estimated useful lives of the assets of three to five years.

     Intangible  Assets  -  Under  the  provisions  of  Statement  of  Financial
     ------------------
     Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), the Company has classified its goodwill as an indefinite-life intangible asset and accordingly has stopped recording amortization.

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

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition - The Company uses two models to generate revenues: the
     --------------------
     broker model and the service bureau model. Under the broker model, which has been and continues to be the dominant alternative, the Company sells its prepaid products through retail locations. Revenue is recognized at the time products are sold. Sales of the Company's products are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101) and Emerging Issues Task Force No. 99-19 (EITF 99-19). In the event of sales where the Company does not have ownership of the product sold and another entity has such risk and reward of product ownership and/or where certain other requirements of SAB 101 or EITF 99-19 are not met, the Company records revenues on a "net" basis.

     In 2003 the Company introduced the service bureau model to be used primarily with international customers. In this model, the Company licenses its proprietary software and sells its point-of-sale terminals. The customer is responsible for operation of the system and providing services to its retail stores. The Company receives an ongoing transaction fee for all sales through the system, which is recorded on a "net" basis. Software license revenue is recorded at the time the installation is complete and the customer accepts the product. The Company had $80,000 in unearned revenue for software license fees at March 31, 2004 and December 31, 2003.

     The Company also generates revenue from the sale or rental of terminals, minimum performance fees and sales of other products. These sales are recorded net of sales discounts and allowances.

     Cost of Goods  Sold - The cost of goods sold is  primarily  the cost of the
     -------------------
     prepaid telecommunication and other miscellaneous products sold at retail as well as the cost of terminals sold to customers. The full cost of the product, as well as all direct costs associated with the sale of the product, are recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries and transaction processing fees paid to a third party.

     Stock Options - In December 2002, the Financial  Accounting Standards Board
     ------------
     (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS
     148). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

     The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 11. The Company accounts for the stock options plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

                                                   For the Three Months
                                                     Ended March 31,
                                             -----------------------------
                                                2004              2003
                                             ----------        ---------
Net Loss                As reported       $ (1,346,499)      $  (772,504)
                        Pro forma         $ (1,508,284)      $  (772,504)

Basic loss per share    As reported            $(.34)            $(.58)
                        Pro forma              $(.38)            $(.58)

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss Per Share - The Company  computes  loss per share in  accordance  with
     ---------------
     Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options/warrants and convertible notes is dilutive. (See Note 12.)

     Income Taxes - The Company  accounts for income  taxes in  accordance  with
     ------------
     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

     Recently Enacted Accounting  Standards - Statement of Financial  Accounting
     ---------------------------------------
     Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reverse  Stock Split - All  references  to the number of shares,  price per
     --------------------
     share, and earnings per share have been retroactively adjusted to reflect a 1-for-15 reverse stock split that was effective June 4, 2003.

NOTE 2 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                                   March 31,        December 31,
                                                     2004               2003
                                                  ----------         ----------
        Point of sale terminals - in service      $1,702,881         $1,518,205
        Point of sale terminals - in inventory     2,036,905          1,738,855
        Office and computer equipment                223,095            194,264
                                                  ----------         ----------
        Total cost                                 3,962,881          3,451,324
        Accumulated depreciation                    (765,862)          (583,935)
                                                  ----------         ----------
        Property & equipment, net                 $3,197,019         $2,867,389
                                                  ----------         ----------

     Depreciation expense for the periods ended March 31, 2004 and 2003 was $181,927 and $38,252, respectively.

     Point of sale terminals in inventory will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating terminals on which it retains ownership at the time it is placed in service.

NOTE 3 - GOODWILL

     At March 31, 2004, the Company had $144,580 in goodwill remaining from a purchase acquisition classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company has tested its goodwill for impairment during the periods ended March 31, 2004 and 2003. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded during the periods ended March 31, 2004 and 2003.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

     Information related to capitalized software development costs at March 31, 2004 is as follows:

            Capitalized software, beginning of period     $2,262,249
            Capitalized during the period                     82,187
                                                            --------
            Capitalized software, end of period            2,344,436
            Accumulated amortization                        (918,188)
                                                           ---------
            Capitalized software, net                     $1,426,248
                                                           ---------

                  Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT (Continued)

     Of the balance at March 31, 2004, approximately $900,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000.

     During the periods ended March 31, 2004 and 2003, the Company tested its capitalized software development costs in accordance with SFAS No. 142. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. During the periods ended March 31, 2004 and 2003, the Company recorded amortization expense of $217,264 and 120,915, respectively.

NOTE 5 - NOTE RECEIVABLE

     During 2003, the Company loaned $150,000 to an unrelated third party. The note bears interest at 10% per annum, payable monthly, and is due the earlier of December 31, 2004 or the date on which the borrower receives gross proceeds of at least $750,000 from the sale of its debt or equity securities. The Company had the option to convert the note, in whole or in part, into common stock of the borrower at anytime before the due date at a conversion price of $.15 per share. The note was repaid in full subsequent to March 31, 2004.

NOTE 6 - RELATED PARTY OBLIGATIONS

     At March 31, 2004 and December 31, 2003, the Company owed an officer of the Company $260,692 plus accrued interest of $40,086 and $33,569, respectively. The note is due the earlier of December 31, 2007, a change in control of the Company or a sale or liquidation of the Company's assets. Interest on the note is at 10% and is calculated on the outstanding amount. All accrued but unpaid interest on the note through June 30, 2004 will be due on that date and, beginning July 31, 2004 monthly principal and interest payments in the amount of $7,382 are required in order to fully amortize the remaining principal amount of the note by December 31, 2007. During the periods ended March 31, 2004 and 2003, the Company recorded interest expense on this obligation of $6,517 and $10,267, respectively.

NOTE 7 - LONG-TERM DEBT

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

     The 169,231 restricted common shares were valued at $1,015,386, or $6.00 per share, the value of similar restricted common shares sold for cash. The 169,231 warrants were valued at $845,562 using the Black-Scholes pricing model and the following assumptions: $14.63 exercise price, $6.00 underlying stock price, 140% volatility, five year expected life, 2.9% risk free interest rate and expected dividend yield of zero. The value of the shares and warrants were reduced on a pro-rata basis to the $1.5 million in debentures and recorded as a discount against the debentures. The discount was amortized as interest expense over the term of the debentures. The unamortized discount at December 31, 2003 of $300,947 was recorded as interest expense during the period ended March 31, 2004. Debentures having an aggregate principal amount of $270,000 were prepaid during the year ended December 31, 2003 according the holders' rights for prepayment. The remaining principal amount of the debentures and accrued interest thereon in the aggregate amount of $1,317,439 were repaid during the period ended March 31, 2004.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES

     During 2001, the Company entered into a capital lease for the purchase of certain computer equipment. The lease requires monthly payments of $820 through September 2005 and has an outstanding principal balance of $12,268 and $14,000 at March 31, 2004 and December 31, 2003, respectively. The lease is collateralized by equipment with a remaining book value of approximately $10,000 at those dates. Depreciation expense of $5,289 was recognized on this equipment during each of the periods ended March 31, 2004 and 2003.

     In January 2003, the Company entered into a capital lease for certain equipment. The lease requires monthly payments of $2,842 through January 2006 and has an outstanding principal balance of $41,095 and $46,376 at March 31, 2004 and December 31, 2003, respectively. The lease is collateralized by equipment with a remaining book value of approximately $40,000 at those dates. Depreciation expense of $3,250 was recognized on this equipment during the each of the periods ended March 31, 2004 and 2003.

     In December 2003, the Company entered into a five-year lease for office space under an operating lease agreement requiring monthly payments of $6,856. The lease is cancelable after three years with 120-written notice. The Company's future minimum rental under this operating lease amounts to $226,248.

NOTE 9 - LITIGATION AND CONTINGENCIES

     The Company was party to a suit from a bank claiming damages of $175,477 related to a merchant credit card account. Management disputed the bank's claim. During the period ended March 31, 2004, the parties reached a settlement wherein the Company paid $70,000 in satisfaction of the claim.

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

     In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $43,073 and $59,255 at March 31, 2004 and December 31, 2003, respectively. These amounts are reflected in the accompanying balance sheet as an offset to stockholders' equity.

NOTE 10 - CAPITAL STOCK

     A summary of common stock transactions for the periods ended March 31, 2004 and 2003 is as follows:

                           Period Ended March 31, 2004
     None.

                           Period Ended March 31, 2003

     The Company sold 3,333 shares of restricted common stock at $6.00 per share through a private placement for $20,000 in cash.

     The Company issued 24,242 shares of restricted common stock in connection with a convertible note in the amount of $200,000 (see Note 7). The shares were valued at $6.00 per share, or $145,454.

     The Company issued 141,026 shares of restricted common stock and warrants to purchase 141,026 shares of restricted common stock in connection the sale of $1,250,000 of debentures. The shares of common stock and the warrants were valued at an aggregate of $1,250,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS AND WARRANTS

     At March 31, 2004, the Company had outstanding 324,250 options to employees under various agreements with exercise prices ranging from $6.50 to $16.50 per share, expiring between May 2005 and December 2013. Of the options outstanding at March 31, 2004, 128,050 were vested and 102,000 were exercisable. During the three months ending March 31, 2004, 20,000 options were granted and no options were forfeited or exercised.

     At March 31, 2004, the Company had outstanding options and warrants to purchase 2,052,826 shares of common stock (including 1,265,000 publicly traded warrants) that were issued to non-employees under various agreements with exercise prices ranging from $5.25 to $27.00 per share, expiring between June 2004 and November 2008. Of the options outstanding at March 31, 2004, 1,707,826 were vested. During the three months ended March 31, 2004, no options or warrants were issued, expired or exercised.


NOTE 12 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the years presented:

                                                          For the Three Months
                                                            Ended March 31,
                                                       -------------------------
                                                         2004             2003
                                                       ---------        --------
       Loss from continuing operations available
          to common shareholders (numerator)         $(1,346,499)     $(772,504)

       Weighted average number of common
         shares outstanding during the year used
         in per share calculations (denominator)       3,995,250      1,321,963


     Because the Company incurred losses for the periods ended March 31, 2004 and 2003, the effect of options/warrants and convertible notes totaling 2,377,076 and 706,755 equivalent shares, respectively, has been excluded from the loss per share computation since its impact would be antidilutive.

NOTE 13 - SUBSEQUENT EVENTS

     A note receivable in the amount of $150,000 was repaid during April 2004.

Item 2. Management's Discussion and Analysis or Plan of Operations

     Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward looking statements. Forward looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward looking statements. Examples of forward looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements regarding our plans and objectives including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements.

Overview

     The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our consolidated condensed financial statements and related notes that are included herein.

     Our business consists of the purchase and resale of prepaid telecommunication and other products through our proprietary electronic point-of-sale system, Qxpress. The key components of the Qxpress system include the Qxpress 200 terminals, our data center and the software that runs the terminals and the data center and the communication protocols that connect the terminals to the data center. The Qxpress system was introduced in September 2002. Prior to that date, we used third party equipment and software. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

     Historically, revenues from international operations have accounted for less than 1% of annual revenues. In 2003, we began generating revenues from customers in Canada, France, the Bahamas and Australia. During the period ended March 31, 2004, international revenues were 1.8% of total revenues. We expect that revenues from international operations will grow over the next few years and will represent a more meaningful portion of our overall revenues, particularly as prepaid wireless is much more common and accepted in Europe, Asia and Latin America than it is in North America.

     The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The Qxpress system can support the sale of a broad range of prepaid products in electronic format from a single terminal placed in convenience stores and other retail establishments. Using an appropriately enabled Qxpress 200 terminal, a retail merchant can sell wireless telephone time, long distance service or other telephone products, add credit to a prepaid credit card, add wireless time to a customer's account by electronic bill payment, sell other prepaid products or process debit/credit card transactions. The prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add telephone time or credit card credit by calling the provider of the product or to transfer cash by providing the PIN to the recipient. The consumer pays for the product by paying the retail establishment in which the terminal is located. Revenue from these purchases is split among the retail merchant, the broker that placed the terminal with the retail merchant, the provider of the prepaid product and us.

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

     In the first quarter of 2004 we announced that we have also modified our software to run on a VeriFone 3750 terminal. We began beta testing in March 2004. We have not yet announced the date of full commercial launch, although it is anticipated to be in the third quarter of 2004. This terminal is capable of providing both our prepaid application, which calls into our data center, and standard debit/credit card processing through the merchant's processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. In 2004 we plan to further expand the devices through which we distribute prepaid products, such as additional debit/credit terminal models,

ATMs, electronic cash register systems and PC based point-of-sale systems. We believe that expanding the number and type of devices that can connect to our data center and sell our prepaid products will provide access to additional customers and increased revenues to us in the future.

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

     Beginning in 2003 we began offering our service bureau business model. Under this model, our customers license our data center software and purchase Qxpress terminals from us. These customers are responsible for functions such as inventory management, product ownership, report generation, and ACH funds transfer. Our agreements with these customers also provide ongoing fees for software maintenance and transactions processed through their system. Because we do not provide or control the products sold, we do not meet the requirements to record these sales at "gross." Transaction processing, license and maintenance fees are all recorded on a "net" basis. Sales of terminals are recorded at the sales price and a corresponding cost of sale is recognized.

     The table below illustrates the revenues we derived from our principal products and services and the percentage of total revenues represented by this amount. The discussion that follows focuses on the sources of revenue that we believe are the most important to our present and future results of operations.

                                          Three months ended March 31,
                                ------------------------------------------------
                                         2004                        2003
                                --------------------          ------------------
                                  Amount     Percentage      Amount   Percentage
                                  ------     ----------      ------   ---------
        Wireless                 $7,449,894       87.8%    $5,568,540      96.9%
        Other products              315,343        3.8         18,550       0.3
        Credit card                 236,778        2.8         17,631       0.3
        Long distance               163,966        1.9         97,426       1.8
        Rental and other fees       146,959        1.7         25,119       0.4
        Service bureau              156,997        1.8         11,100       0.2
        Miscellaneous                17,893        0.2          8,673       0.1
                                  ---------     ------     ----------  --------

        Totals                   $8,487,830      100.0%    $5,747,039     100.0%
                                  --------      ------     ----------  --------

     Prepaid wireless continues to be our largest source of revenue. The prepaid wireless industry is projected to continue to grow and we anticipate that it will continue to be our largest revenue source. Our prepaid wireless products include many major national carriers and many smaller regional carriers. We frequently add new wireless products as the demand arises.

     Other products include items such as prepaid internet, home dial tone, custom ring tones and email that are downloaded to cellular phones, gift cards, blank cards used by retailers, fees from bill pay applications, and PINs and cellular phones that we sell to other distributors outside our customer network.

     Prepaid credit card is a relatively new product for the prepaid industry. This product allows a user to load funds onto a stored value card that will then function the same as a typical debit card. We generate revenues by receiving a share of the load fee charged to the consumer, which ranges from $4.95 to $9.95. We currently offer two products that bear the MasterCard logo and are evaluating other products. We believe the convenience of a stored value card for the cash-based consumer and increased market awareness of this product will result in increased revenues to us in the future.

     Prepaid long distance revenue is a focus of ours in 2004. We believe that our revenues from this source should grow both in terms of gross dollars and as a percentage of total revenues in the future. Our marketing analysis suggests that we can increase prepaid long distance revenues by improving our product offering and by providing informative and attractive point of sale advertising materials to our brokers and merchants. In April 2004 we announced our new long distance program and began promotion to our broker network.

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

     We first began setting up service bureau customers in 2003. We expect the majority of revenues from service bureau customers will be from customers outside the United States since that is the only business model we have offered them to date. This revenue model will provide higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues. However, we anticipate a significantly lower average revenue per unit for these customers since they are performing many of the services we provide to our broker customers. Accordingly, even if gross profit remains relatively stable, or increases at a relatively constant rate from period to period, revenues and gross profit margins may experience substantial volatility based on changes in the percentage of our business undertaken on a service fee basis compared to the percentage undertaken as a product reseller. We anticipate this source of revenue to increase in 2004 and beyond. We established our first service bureau customer in Canada in early 2003. In late 2003 we set up service bureaus for new customers in France, Australia and the Bahamas. Most of the revenue we have recorded from our service bureaus in 2003 and 2004 was for sales of terminals. We have $80,000 in unearned software license fees from service bureau customers at March 31, 2004 that we anticipate recording as revenues during 2004.

     Historically, our results of operations have been characterized by relatively high revenues but relatively low gross profits. Under our broker model, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. Our gross profit margin was approximately 27.2% for the three month period ended March 31, 2004 and 25.0% for the comparable period in 2003. However, after further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), our margins were approximately 3.4% for the period ended March 31, 2004 and 2.4% for the comparable period in 2003. The increase of 1.0% in our margin after commissions and fees in 2004 is attributable to increased rental and other fees charged in 2004. Such fees do not have a direct cost associated with them and therefore have a dollar-for-dollar impact on the margin after commissions and fees. Because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

     The resale of prepaid telecommunication products has historically been a commodity market with most price increases or decreases being passed through the distribution chain to the end user. However, the amount of margin available to each participant in the distribution chain can be affected by various factors, such as the functions provided and risk assumed by the participant and the volume and payment terms on which the participant can purchase product. Historically, our ability to purchase products at attractive rates has been negatively impacted by our inability to purchase in volume and our status as an uncertain credit, which, in some cases, has resulted in our inability to purchase product directly from the supplier. In those cases, we have purchased product from a reseller at a markup from the supplier price. We will seek opportunities to increase margins by purchasing a greater percentage of our product directly from the carrier and by purchasing in greater volume. However, the telecommunications business in general, and the wireless business in particular, are changing rapidly and it is not possible to anticipate potential changes that may occur in the distribution chain.

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

Operating Metrics

     We monitor our business and measure performance in a number of ways. Several of these key measures are shown in the table below along with the results for our last two quarters. These are historical amounts and should not be used as a projection for future results.

                                                      For the Quarter Ended      For the Quarter Ended
           Broker Model                                   March 31, 2004           December 31, 2003
           ------------                                   --------------           -----------------
              Qxpress terminals shipped                         1,178                      889
              Qxpress terminals canceled                         (123)                    (172)
                                                                -----                    -----
              Net Qxpress terminals placed                      1,055                      717
              Ending Qxpress terminals in service               2,898                    1,843
              LDC terminals in service                            248                      280
                                                                  ---                      ---
              Total terminals in service                        3,146                    2,123

              Average monthly net revenue per terminal            $34(1)                   $39(2)
              Average monthly net revenue per terminal for
                terminals in service more than 90 days            $46(1)                   $48(2)

              Acquisition cost per broker units shipped           $89                      $61
              Acquisition cost per total units shipped            $69                      $34
              Cash cost per unit in service (excluding
                acquisition)                                       $8                      $10

            Service Bureau Model
              Terminals shipped                                   453                      625
              Terminals canceled                                   -                         -
              Net terminals placed                                453                      625
              Total terminals in service                        1,462                    1,009

              Average monthly net revenue per terminal             $4(2)                    $4(2)
              Average monthly net revenue per terminal for
                 terminals in service more than 90 days           $21(2)                   $12(2)

            Blended average monthly net revenue per terminal      $26                      $38

          (1) Includes gross revenues less cost of goods sold and commissions paid to brokers and retailers.

          (2) Excludes one-time revenues from terminal sales, installation fees and license fees.

     The exact timing of cash flow break even depends on many items, including how aggressively we add to our sales organization, which increases our short-term burn rate, our actual sales results, the pace of our growth, the relative numbers of broker terminals in service and service bureau terminals in service, and how quickly terminals are installed and become fully revenue producing after shipment. Based on our current sales organization growth plans, we believe our cash flow break even point will likely be at approximately 9,000-10,000 installed broker units plus 4,000-5,000 installed service bureau units in service. These break even points assume terminals that have achieved full revenue potential, which typically occurs in 90-120 days. Given the differing economics of these two models, different combinations of these two in service unit numbers will yield different cash flow break-even points. We will continue to reevaluate the market potential and implications for our break-even point as time progresses.

     Our broker model revenues depend on the following factors: i) number of terminals in service, ii) average gross sales per terminal, iii) net margin on product sales, and iv) fees and other ancillary charges. The first factor is shown in the data on units shipped, exchanged, canceled and net units placed. The other factors are captured in the measurement of average revenue per terminal (referred to as "ARPU").

     During 2003 we had a higher rate of returned units than anticipated, which was due to service issues related to the terminals. These issues have been addressed and, we believe, resolved. We anticipate that the rate of canceled units will be lower as a percentage of total units shipped in 2004.

     Our strategy to increase the number of units in service includes significantly increasing our sales force in order for us to gain more market exposure. During the first quarter of 2004 we have hired a new vice president of sales and two new sales personnel. We anticipate adding more sales personnel in the next six months. We anticipate that our selling expenses will increase more rapidly than revenues in the near term, but expect that the long-term benefits of the additional sales personnel will outweigh the costs.

     As discussed above, we plan to develop other distribution methods for distributing products using our back-end data center. As we add customers who use distribution methods other than our Qxpress terminal (e.g. electronic cash registers) our focus will shift from terminals in service to total retail locations regardless of the method of product distribution. We anticipate that ARPU for units that do not involve a Qxpress terminal will fall between the broker model and service bureau model currently experienced.

     Our strategy with average revenue per terminal is to focus our sales efforts on quality brokers and retail chains with established prepaid sales history, maintain or better the pricing in our contracts with new brokers, gain better discounts from suppliers by securing direct relationships and buying larger quantities, and to continue to charge rental and minimum performance fees on all terminals placed. We show average revenue per terminal for average terminals outstanding during the year and for average terminals excluding those shipped within the last 90 days since our experience shows that it generally takes 60-90 days for a terminal to ramp up to full revenue potential.

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

     Income taxes

     At March 30, 2004, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $12.9 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. However, our ability to offset our accumulated net operating loss against future taxable income may cause our future reported earnings and profitability to be greater than they would be if fully taxable.

Results of Operations

     The following table sets forth for the periods presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

                                                    Period ended March 31,
                                                    ----------------------
                                                    2004             2003
                                                    ----             ----
         Revenues                                   100.0%           100.0%
         Cost of goods sold                         72.7             75.0
                                                    ----             ----
         Gross profit                               27.3             25.0
         Commissions and fees..                     23.9             22.6
         Selling expenses                            1.7              1.6
         General and administrative expenses         8.9              8.9
         Depreciation and amortization               4.7              2.8
         Non-cash compensation                       0.0              0.4
                                                     ---              ---
         Loss from operations                      (11.9)           (11.3)
         Other income (expense) - net               (3.6)            (2.2)
                                                    -----            -----
         Net loss                                  (15.5)           (13.5)
                                                   ------           ------

     The following table presents our statement of operations, showing dollar and percentage changes from 2003 to 2004.

                                                           Three months ended March 31,     Increase (Decrease)
                                                           ----------------------------     -------------------
                                                              2004              2003             $           %
                                                              ----              ----             -           -
         Revenues                                        $  8,487,830     $  5,747,039     $ 2,740,791     47.7%
         Cost of goods sold                                 6,174,528        4,308,499       1,866,029     43.3
         .........                                         ----------       ----------       ---------     -----
         Gross profit                                       2,313,302        1,438,540         874,762     60.1
         Commissions and fees                               2,024,907        1,298,513         726,394     55.9
         Selling expenses                                     142,697           93,806          48,891     52.1
         General and administrative expenses                  782,639          510,863         271,776     53.2
         Depreciation and amortization                        399,191          159,167         240,024    150.8
         Non-cash compensation                                     -            21,666         (21,666)  (100.0)
         .......                                           ----------       ----------       ---------     -----
         Total operating expense                            3,349,434        2,083,835       1,255,599     60.3
         Loss from operations                              (1,036,132)        (645,295)       (390,837)   (60.6)
         Other income (expense) - net                        (310,367)        (127,209)       (183,158)  (143.9)
         .......                                           ----------       ----------       ----------   -----
         Net loss                                        $ (1,346,499)    $   (772,504)   $   (573,995)   (74.3)%
                                                           ----------       ----------       ----------   -----

Three months ended March 31, 2004 and 2003

     Revenues. Our 2004 revenues increased over the 2003 amount due to an increase in the number of terminals in service and to increasing our sources of revenues. Our first quarter revenues were the highest in our history and represent more than a 17% increase from the fourth quarter of 2003, in which we reported our previous high. Our installed base of terminals increased by approximately 48% during the quarter. Many of these terminals were recently installed and therefore have only marginally impacted our first quarter revenues. We expect the following factors to positively impact revenues in 2004:
i) continuing to increase our installed base of terminals; 2) our expanded sales force that will be in place for much of 2004; iii) the advantages we are able to offer the market with our proprietary system as previously described; and iv) the addition of new means of product distribution, such as debit/credit card terminals, electronic cash registers, etc.

     Cost of goods sold. Our cost of goods sold for the three months ended March 31, 2004 as percentage of revenues was 72.7% compared to 75.0% in the comparable period in 2003. Changes in cost of goods sold as a percentage of revenues are attributable to our mix of sales. Wireless products generally carry lower discounts than long distance and other products. In 2004, wireless revenues represented 87.8% of revenues compared to 96.9% in 2003. In the future, we expect our gross margin to fluctuate as our product mix changes, our level of fees charged and as discount rates offered by carriers change. Gross margin will also be influenced by the relative growth experienced in our two business models, the traditional broker model and the service bureau model.

     Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the three months ended March 31, 2004 were higher than the comparable period in 2003 due to the increase in revenues. Also, a portion of the decrease in cost of goods sold as a percentage of revenues was passed on to brokers and retailers. Our contracts with brokers generally protect us from any price decreases from carriers. A component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. These fees were approximately $12,000 in 2004 compared to $45,000 in 2003. These fees have been consistently in the range of 1% of gross revenues processed through that system. Since most of our revenue growth will come from transactions generated by the new Qxpress 200 terminal, these expenses are not expected to increase from their current level in terms of absolute dollars and will likely continue to decrease as existing customers are transitioned to our new terminal.

     Selling expenses. Selling expenses for the three months ended March 31, 2004 increased by approximately $50,000 when compared to 2003. This increase is a result of adding three new sales personnel in 2004 and to a new commission program introduced in January 2004. Sales staff are eligible to receive commission pay based on the number of terminals placed in a month compared to the individual's quota and on the plan level the terminals were placed on. We expect selling expenses to increase significantly in 2004 over 2003 levels as we continue to add to our sales force during the second quarter.

     General and administrative. General and administrative expenses increased by approximately $270,000 during the first quarter of 2004 compared to the same period in 2003. As a percentage of revenues, such expenses were constant in 2004 and 2003. The increase can be attributed to a number of factors. Our general and administrative salaries and benefits increased by $170,000 for the three months ended March 31, 2004 when compared to 2003. However, this increase is not due to higher gross salaries paid but to an accrual of $135,000 toward a team bonus program which will be paid according to our performance during 2004 and to $30,000 less in salaries eligible to be capitalized as software development costs in 2004 compared to 2003. While we are still developing new applications for our system and some of the salaries of software engineers are capitalized, we expect that the amount of capitalized salaries in 2004 will be less than those capitalized in 2003. Other items contributing to the increase in general and administrative expenses are the cost of Directors and Officers insurance ($20,000), a provision for doubtful accounts ($30,000) and an increase in professional services such as legal, accounting and consulting fees ($45,000). In order to support expanded operations, we expect to increase general and administrative expense. As gross profit increases, we expect general and administrative expenses to decrease as a percentage of gross profit, thereby significantly improving operating margins. However, in the immediate future, we expect to incur costs in advance of the business growth that they are intended to support. Accordingly, operating margins may initially decrease and will not achieve the expected improvement unless and until business in fact expands on a profitable basis.

     Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2004 increased by approximately $240,000 when compared to 2003. These increases are attributable primarily to the amortization of software development costs and to higher depreciation expenses from an increased number of Qxpress 200 terminals in service. We also determined in the fourth quarter of 2003 to decrease in the expected useful life of our point of sale terminals from five years to three years, causing higher depreciation expenses in the first quarter of 2004 compared to the same period in 2003. As we continue to amortize software development costs and we increase significantly the number of Qxpress 200 terminals in service, we expect depreciation and amortization expenses to increase in the future.

     Other expense - net. Other income and expense consists primarily of interest income and expense. Net other expense for the three months ended March 31, 2004 and 2003 were $310,000 and $127,000, respectively. The increase in net other expense represent interest expense related to the debentures we sold in 2003. Most of this interest expense, $300,000 for the three months ended

March 31, 2004, is in the form of amortization of discount on these debt instruments and therefore does not represent an amount paid in cash. Since the debentures were repaid in full on March 31, 2004, the discount on debt was fully amortized as of that date. Presently, our debt consists of a $250,000 note to our former CEO and $55,000 in capital leases. Based on this relatively low level of debt, we expect interest expenses to be significantly less in 2004 compared to 2003.

     Income tax expense. At March 31, 2004 we had operating loss carryforwards of approximately $12.9 million that may be applied against future taxable income in years through 2023. The loss carryforwards and other items result in net deferred tax asset of approximately $4.5 million. The amount of and ultimate realization of the benefits from this deferred tax asset for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax asset, at year-end we established a valuation allowance equal to the net deferred tax asset and no income tax benefit from our operating loss has been recognized for any of the periods presented.

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

     As of March 31, 2004, we had working capital of approximately $4.64 million and a working capital ratio of 4.3 to 1.

     Existing commitments for cash in 2004 include another 4,000 Qxpress terminals in the amount of $1.51 million, total payments of $90,000 toward our capital and operating leases and payments on a note payable to our former CEO in the amount of $78,000. We anticipate that our inventory of PINs, which was $1.27 million at March 31, 2004, will continue to grow as our business expands. Due to the short order time required for these products, we are able to keep our inventory in the range of 10 day's sales. Our future capital requirements will also depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital. The capital requirements of a pure service bureau model are, in comparison, substantially less.

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

PART II

Item 1. Legal Proceedings

As of May 13, 2004, we are not a party to any legal proceedings, except as set forth below.

In January 2002, we filed a lawsuit against an individual for non-payment of funds owed relating to the purchase of common stock. We have been awarded summary judgment in the amount of $135,000, of which $43,000 remained uncollected at March 31, 2004.

In January 2004, Dial-Thru International corporation filed a lawsuit against us in the Superior court of the State of California, County of Los Angeles, claiming damages of $4 million as a result of our breach of an agreement that was signed in October 2000. It is our position that claim is without merit as we properly exercised a contractual right to terminate the terminate agreement. In February 2004 we filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting our motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. A status conference is scheduled for December 2004. No action has yet been filed in Utah.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

Exhibit No.    Description

  31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

On each of February 3, 2004 and on March 11, 2004, we filed a current report on form 8-K under items 5 and 7.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Q Comm International, Inc.
                                         (Registrant)

Date   ____May 13, 2004______            /s/Terry D. Kramer
                                         Terry D. Kramer
                                         Chief Executive Officer

Date   ____May 13, 2004 _____            /s/ Michael K. Openshaw
                                         Michael K. Openshaw
                                         Chief Financial Officer
                                         (Principal Financial Officer)