Form 10QSB
period 2004-06-30
Q COMM INTERNATIONAL INC
filed 2004-07-30
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from ........to........

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

As of July 27, 2004, there were 4,609,044 shares of common stock outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                           Q COMM INTERNATIONAL, INC.
                               FORM 10-QSB REPORT

                                  June 30, 2004

                                TABLE OF CONTENTS

                                                                         PAGE
PART I - FINANCIAL INFORMATION

     Item 1. Interim condensed financial statements (unaudited)

             Unaudited Condensed Consolidated Balance Sheets,
             June 30, 2004 and December 31, 2003                           1

             Unaudited Condensed Consolidated Statements of
             Operations, for the three and six months ended
             June 30, 2004 and 2003                                        2

             Unaudited Condensed Consolidated Statements of
             Cash Flows, for the six months ended
             June 30, 2004 and 2003                                        3

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                          5

     Item 2. Management's Discussion and Analysis or Plan of
             Operation                                                    13

     Item 3. Controls and Procedures                                      22

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            22

     Item 2. Recent issuances of unregistered securities                  23

     Item 4. Submission of Matters to a Vote of Security Holders          23

     Item 6. Exhibits and Reports on Form 8-K                             24

SIGNATURES                                                                25

Item 1. Interim condensed financial statements (unaudited)


                                  Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED BALANCE SHEET

                                                                                  June 30,       December 31,
                                                                                    2004             2003
                                                                                -----------      -----------
                                                    ASSETS
    Current Assets:
      Cash in bank                                                             $  2,397,253     $  5,524,774
      Restricted cash                                                                    -         1,450,583
      Accounts receivable, net                                                      549,720          444,009
      Inventory                                                                   1,740,730          717,116
      Note receivable                                                                    -           150,000
                                                                                -----------      -----------
         Total Current Assets                                                     4,687,703        8,286,482
                                                                                -----------      -----------
    Property & Equipment, net                                                     3,784,518        2,867,389

    Other Assets:
      Capitalized software development costs, net                                 1,377,959        1,561,325
      Goodwill, net                                                                 144,580          144,580
      Deposits                                                                       70,636           33,815
                                                                                -----------      -----------
         Total Other Assets                                                       1,593,175        1,739,720
                                                                                -----------      -----------
         Total Assets                                                          $ 10,065,396     $ 12,893,591
                                                                                -----------      -----------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
    Current Liabilities:
      Accounts payable                                                         $  1,147,575     $    788,856
      Accrued expenses                                                              281,987          141,295
      Unearned revenue                                                                   -            80,000
      Convertible notes and debentures (net of $300,947 discount
         at December 31, 2003)                                                           -           929,053
      Capital lease obligations - current portion                                    32,332           29,766
      Related party obligations - current portion                                    65,461           65,485
      Contingent liabilities                                                             -            70,000
                                                                                -----------      -----------
         Total Current Liabilities                                                1,527,355        2,104,455
                                                                                -----------      -----------
    Long-term Obligations:
      Capital lease obligations                                                      15,578           30,610
      Related party obligations                                                     195,231          228,776
                                                                                -----------      -----------
         Total Long-term Obligations                                                210,809          259,386
                                                                                -----------      -----------
         Total Liabilities                                                        1,738,164        2,363,841
                                                                                -----------      -----------
    Stockholders' Equity:
      Common stock, $.001 par value, 50,000,000 shares
         authorized, 3,995,250 shares issued and outstanding                          3,995            3,995
      Capital in excess of par value                                             23,812,400       23,812,400
      Retained deficit                                                          (15,456,858)     (13,227,420)
                                                                                -----------      -----------
                                                                                  8,359,537       10,588,975
      Less stock subscription receivable                                            (32,305)         (59,225)
                                                                                -----------      -----------
         Total Stockholders' Equity                                               8,327,232       10,529,750
                                                                                -----------      -----------
         Total Liabilities and Stockholders' Equity                            $ 10,065,396     $ 12,893,591
                                                                                -----------      -----------


The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                For the Three Months              For the Six Months
                                                   Ended June 30,                   Ended June 30,
                                           ---------------------------       -----------------------------

                                               2004            2003              2004              2003
                                           -----------     -----------       ------------     ------------

   Revenues                                $ 8,870,458     $ 5,930,836       $ 17,358,288     $ 11,677,875

   Cost of Goods Sold                        6,425,999       4,427,377         12,600,527        8,735,876
                                           -----------     -----------       ------------     ------------
   Gross Profit                              2,444,459       1,503,459          4,757,761        2,941,999
                                           -----------     -----------       ------------     ------------
   Operating Expenses:
     Commissions and fees                    2,079,983       1,369,569          4,104,890        2,668,082
     Selling expenses                          156,751          81,257            299,448          175,063
     General and administrative expenses       642,987         379,553          1,425,626          890,236
     Depreciation and amortization             417,559         191,871            816,750          351,038
     Non-cash compensation                          -           21,666                 -            43,332
                                           -----------     -----------       ------------      -----------
       Total Operating Expenses              3,297,280       2,043,916          6,646,714        4,127,751
                                           -----------     -----------       ------------      -----------
   Loss from Operations                       (852,821)       (540,457)        (1,888,953)      (1,185,752)
                                           -----------     -----------       ------------      -----------

   Other Income (Expense):
     Interest income                             3,037              -              16,985               96
     Interest and other expense                (10,109)       (605,855)          (334,424)        (733,160)
     Loss on disposal of assets                (23,046)             -             (23,046)               -
                                           -----------     -----------       ------------      -----------
       Total Other Income (Expense)            (30,118)       (605,855)          (340,485)        (733,064)
                                           -----------     -----------       ------------      -----------
   Loss before Income Taxes                   (882,939)     (1,146,312)        (2,229,438)      (1,918,816)

   Income Tax Expense                               -               -                  -                 -
                                           -----------     -----------       ------------      -----------

   Net Loss                                $  (882,939)    $(1,146,312)      $ (2,229,438)    $ (1,918,816)
                                           -----------     -----------       ------------      -----------

   Basic Loss per Common Share             $      (.22)    $      (.79)      $       (.56)    $      (1.38)
                                           -----------     -----------       ------------      -----------








The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                             Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                          For the Six Months
                                                                            Ended June 30,
                                                                   -------------------------------
                                                                       2004              2003
                                                                    ----------         ----------
   Cash Flows from Operating Activities:
     Net loss                                                     $ (2,229,438)      $ (1,918,816)
     Adjustments to reconcile net loss to
      net cash used by operating activities:
          Loss on disposal of property and equipment                    23,046             11,818
          Provision for doubtful accounts                               30,000                 -
          Depreciation and amortization                                816,750            351,038
          Amortization of discount on debentures and notes             300,947            611,354
          Non-cash compensation                                            -               43,332
          Recognition of unearned revenue                              (80,000)                -
          Change in assets and liabilities:
     Increase in accounts receivable                                  (135,711)          (178,068)
     Increase in inventory                                          (1,023,614)          (232,912)
     Increase in other assets                                          (36,821)            (7,700)
     Increase in accounts payable                                      358,719            318,796
     Increase in accrued liabilities                                   140,692            111,358
     Decrease in contingent liabilities                                (70,000)                -
                                                                     ---------         ----------
            Net Cash Used by Operating Activities                   (1,905,430)          (889,800)
                                                                     ---------         ----------
   Cash Flows from Investing Activities:
     (Increase) decrease in restricted cash                          1,450,583         (1,725,000)
     Cash from note receivable                                         150,000                 -
     Purchase of property and equipment                             (1,322,397)          (769,200)
     Capitalized software development costs                           (251,162)          (388,589)
                                                                    ----------        -----------
            Net Cash Provided (Used) by Investing Activities            27,024         (2,882,789)
                                                                    ----------        -----------
   Cash Flows from Financing Activities:
     Issuance of common stock                                               -          14,320,000
     Cash received from subscription receivable                         26,920             32,305
     Payment of stock offering costs                                        -          (2,380,528)
     Proceeds from notes and debentures                                     -           2,700,000
     Payments on convertible notes payable                          (1,230,000)           (21,130)
     Proceeds from capital leases                                           -              66,992
     Payments on capital lease obligations                             (12,466)           (12,492)
     Increase in (payments on) related party obligations               (33,569)            20,535
     Decrease in bank overdraft                                             -            (342,260)
                                                                    ----------         ----------
            Net Cash Provided (Used) by Financing Activities        (1,249,115)        14,383,422
                                                                    ----------         ----------
   Net Increase (Decrease) in Cash                                  (3,127,521)        10,610,833

   Cash and Cash Equivalents, Beginning of Period                    5,524,774            115,609
                                                                    ----------         ----------
   Cash and Cash Equivalents, End of Period                       $  2,397,253       $ 10,726,442
                                                                    ----------         ----------
   Supplemental Disclosures of Cash Flow Information:
       Cash paid during the period for:
       Interest expense                                           $    140,551       $     21,608
       Income taxes                                               $        200       $        100

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

                       For the period ended June 30, 2004:

The Company amortized discount on debt in the amount of $300,947 and recorded the amount as interest expense.

                       For the period ended June 30, 2003:

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

     Unaudited  Condensed  Financial  Statements  - The  accompanying  financial
     -------------------------------------------
     statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all the periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

     Cash and Cash Equivalents - For purposes of the financial  statements,  the
     -------------------------
     Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

     Accounts  Receivable - Accounts  receivable  consists of trade  receivables
     --------------------
     arising in the normal course of business. At June 30, 2004 and December 31, 2003, the Company has established an allowance for doubtful accounts of $60,000 and $30,000, respectively, which reflects the Company's best estimate of probable losses in the accounts receivable balance. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt for the years presented are insignificant.

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

     The Company regularly reviews the carrying value of intangible assets. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the asset, the difference between the carrying amount and the estimated value based on cash flows are written off (see Notes 3, 4 and 13).

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Revenue Recognition - The Company uses two models to generate revenues: the
     -------------------
     broker model and the service bureau model. Under the broker model, which has been and continues to be the dominant alternative, the Company sells its prepaid products through retail locations. Revenue is recognized at the time products are sold. Sales of the Company's products are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 101 - Revenue Recognition in Financial Statements (SAB 101) and Emerging Issues Task Force No. 99-19 (EITF 99-19). In the event of sales where the Company does not have ownership of the product sold and another entity has such risk and reward of product ownership and/or where certain other requirements of SAB 101 or EITF 99-19 are not met, the Company records revenues on a "net" basis.

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

     Stock Options - In December 2002, the Financial  Accounting Standards Board
     -------------
     (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS
     148). This Statement amends SFAS 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

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

     During the periods presented in the accompanying financial statements, the Company has granted options under the 2000, 2003 and 2004 Stock Options Plans. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost under SFAS No. 123 has been recognized for the stock option plans or other agreements in the accompanying statements of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's net loss and basic loss per share would have been reduced to the pro forma amounts indicated below:

                                              For the Three Months              For the Six Months
                                                 Ended June 30,                   Ended June 30,
                                         ----------------------------      ----------------------------
                                             2004            2003              2004             2003
                                         ------------    ------------      ------------    ------------
Net Loss              As reported        $   (882,939)   $ (1,146,312)     $ (2,229,438)   $ (1,918,816)
                      Pro forma          $ (1,400,056)   $ (1,401,788)     $ (2,908,340)   $ (2,429,769)

Basic loss per share  As reported        $       (.22)   $       (.79)     $       (.56)   $      (1.38)
                      Pro forma          $       (.35)   $       (.96)     $       (.73)   $      (1.79)

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Loss Per Share - The Company  computes  loss per share in  accordance  with
     --------------
     Statement of Financial Accounting Standards No. 128 "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options/warrants and convertible notes is dilutive (see Note 12).

     Income Taxes - The Company  accounts for income  taxes in  accordance  with
     ------------
     Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes.

     Recently Enacted Accounting  Standards - Statement of Financial  Accounting
     --------------------------------------
     Standards SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

     Reverse  Stock Split - All  references  to the number of shares,  price per
     --------------------
     share, and earnings per share have been retroactively adjusted to reflect a 1-for-15 reverse stock split that was effective June 4, 2003.

NOTE 2 - PROPERTY & EQUIPMENT

     The following is a summary of property and equipment:

                                                   June 30,         December 31,
                                                     2004               2003
                                                  ----------         ----------
      Point of sale terminals - in service        $1,978,225         $1,121,331
      Point of sale terminals - in inventory       2,435,392          2,071,565
      Computer equipment and other                   337,058            258,428
                                                  ----------         ----------
      Total cost                                   4,750,675          3,451,324
      Accumulated depreciation                      (966,157)          (583,935)
                                                  ----------         ----------
      Property & equipment, net                   $3,784,518         $2,867,389
                                                  ----------         ----------

     Depreciation expense for the three months ended June 30, 2004 and 2003 was $200,295 and $70,956 respectively, and for the six months ended June 30, 2004 and 2003 was $382,222 and $109,208, respectively.

     Point of sale terminals in inventory will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating terminals on which it retains ownership at the time the terminal is placed in service.

NOTE 3 - GOODWILL

     At June 30, 2004, the Company had $144,580 in goodwill remaining from a purchase acquisition classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company has tested its goodwill for impairment during the periods ended June 30, 2004 and 2003. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded during the periods ended June 30, 2004 and 2003. See Note 13.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

     Information related to capitalized software development costs at June 30, 2004 is as follows:

        Capitalized software, beginning of period           $2,266,002
        Capitalized during the period                          247,409
                                                            ----------
        Capitalized software, end of period                  2,513,411
        Accumulated amortization                            (1,135,452)
                                                            ----------
        Capitalized software, net                           $1,377,959
                                                            ----------

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT (Continued)

     Of the balance at June 30, 2004, approximately $1,025,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000.

     During the periods ended June 30, 2004 and 2003, the Company tested its capitalized software development costs in accordance with SFAS No. 142. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. Amortization expense for the three months ended June 30, 2004 and 2003 was $217,264 and $120,915, respectively, and for the six months ended June 30, 2004 and 2003 was $434,528 and $241,830, respectively.

NOTE 5 - NOTE RECEIVABLE

     During 2003, the Company loaned $150,000 to an unrelated third party. The note was due the earlier of December 31, 2004 or the date on which the borrower received gross proceeds of at least $750,000 from the sale of its debt or equity securities. Interest on the note was 10%, payable monthly. The Company had the option to convert the note, in whole or in part, into common stock of the borrower at anytime before the due date at a conversion price of $.15 per share. The note was repaid in full during the six months ended June 30, 2004.

NOTE 6 - RELATED PARTY OBLIGATIONS

     The Company has a note payable to an officer of the Company in the amount of $260,692. At December 31, 2003, the Company owed accrued interest of $33,569 on the note. On June 30, 2004, the accrued interest of $46,604 on the note was paid. The note is due the earlier of December 31, 2007, a change in control of the Company or a sale or liquidation of the Company's assets. Interest on the note is at 10% and is calculated on the outstanding amount. Beginning July 31, 2004 monthly principal and interest payments in the amount of $7,382 are required in order to fully amortize the remaining principal amount of the note by December 31, 2007. During the three months ended June 30, 2004 and 2003, the Company recorded interest expense on this obligation of $6,517 and $10,267, respectively, and during the six months ended June 30, 2004 and 2003, the Company recorded interest expense on this obligation of $13,035 and $20,535, respectively.

NOTE 7 - LONG-TERM DEBT

     From February through April 2003, the Company issued (a) 12% secured convertible debentures due March 31, 2004 in the aggregate principal amount of $1.5 million, (b) 169,231 shares of restricted common stock and (c) warrants to purchase 169,231 shares of common stock. The total amount raised by the Company from the sale of these securities was $1.5 million.

     The 169,231 restricted common shares were valued at $1,015,386, or $6.00 per share, the value of similar restricted common shares sold for cash. The 169,231 warrants were valued at $845,562 using the Black-Scholes pricing model and the following assumptions: $14.63 exercise price, $6.00 underlying stock price, 140% volatility, five year expected life, 2.9% risk free interest rate and expected dividend yield of zero. The value of the shares and warrants were reduced on a pro-rata basis to the $1.5 million in debentures and recorded as a discount against the debentures. The discount was amortized as interest expense over the term of the debentures. Debentures having an aggregate principal amount of $270,000 were prepaid during the year ended December 31, 2003 according the holders' rights for prepayment. The remaining principal amount of the debentures and accrued interest thereon in the aggregate amount of $1,317,439 were repaid on the due date of March 31, 2004 and the remaining unamortized discount of $300,947 was recorded as interest expense.

NOTE 8 - LEASES

     During 2001, the Company entered into a capital lease for the purchase of certain computer equipment. The lease requires monthly payments of $820 through September 2005 and has an outstanding principal balance of $10,453 and $14,000 at June 30, 2004 and December 31, 2003, respectively. The lease is collateralized by equipment with a remaining book value of approximately $10,000 at those dates. Depreciation expense of $10,570 was recognized on this equipment during each of the periods ended June 30, 2004 and 2003.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LEASES (Continued)

     In January 2003, the Company entered into a capital lease for certain equipment. The lease requires monthly payments of $2,842 through January 2006 and has an outstanding principal balance of $37,457 and $46,376 at
     June 30, 2004 and December 31, 2003, respectively. The lease is collateralized by equipment with a remaining book value of approximately $40,000 at those dates. Depreciation expense of $6,500 was recognized on this equipment during the each of the periods ended June 30, 2004 and 2003.

     In December 2003, the Company entered into a five-year lease for office space under an operating lease agreement requiring monthly payments of $6,856. The lease is cancelable after three years with 120-written notice. The Company's future minimum rental under this operating lease amounts to $205,680.

NOTE 9 - LITIGATION AND CONTINGENCIES

     The Company was party to a suit from a bank claiming damages of $175,477 related to a merchant credit card account. Management disputed the bank's claim. During the period ended June 30, 2004, the parties reached a settlement wherein the Company paid $70,000 in satisfaction of the claim.

     On January 23, 2004, a complaint was filed against the Company claiming that it had breached an Asset Purchase Agreement between the Company and the plaintiff dated October 31, 2000. The plaintiff asserts that the Company owes $4,000,000 in consideration for assets purchased and earn-out fees for referral services. In February 2004 we filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting our motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, Dial-Thru filed substantially the same suit against us in the United States District Court in the State of Utah. Management believes the Company appropriately exercised its right of recission specified in the agreement and returned the items to the seller, and that no amounts are due under the contract. The Company plans to vigorously contest the claim.

     In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $32,305 and $59,255 at June 30, 2004 and December 31, 2003, respectively. These amounts are reflected in the accompanying balance sheet as an offset to stockholders' equity.

NOTE 10 - CAPITAL STOCK

     A summary of common stock transactions for the periods ended June 30, 2004 and 2003 is as follows:

                           Period Ended June 30, 2004

     None (see Note 13).

                           Period Ended June 30, 2003

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

       The Company issued 24,242 shares of restricted common stock in connection with a convertible note in the amount of $200,000. The shares were valued at $6.00 per share, or $145,454.

       The Company issued 169,231 shares of restricted common stock and warrants to purchase 169,231 shares of restricted common stock in connection the sale of $1,500,000 of debentures. The shares of common stock and the warrants were valued at an aggregate of $1,500,000.

                    Q COMM INTERNATIONAL, INC. AND SUBSIDIARY

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS AND WARRANTS

     At June 30, 2004, the Company had outstanding 611,667 options to employees under various agreements with exercise prices ranging from $4.58 to $16.50 per share and a weighted average exercise price of $5.95 per share, expiring between May 2005 and June 2014. Of the options outstanding at June 30, 2004, 275,875 options with a weighted average exercise price of $10.23 were vested and exercisable. During the six months ending June 30, 2004, 384,500 options were granted with exercise prices ranging from $4.58 to $6.50 per share and a weighted average exercise price of $4.70 per share, 1,667 options were forfeited and none were exercised.

     At June 30, 2004, the Company had outstanding options and warrants to purchase 2,109,493 shares of common stock (including 1,265,000 publicly traded warrants) that were issued to non-employees under various agreements with exercise prices ranging from $4.58 to $27.00 per share, expiring between July 2004 and June 2009. All of the options and warrants issued to non-employees were vested at June 30, 2004. During the six months ended June 30, 2004, 60,000 options were issued, 3,333 expired and none were exercised. The 60,000 shares issued were to board members for future services. The options vest over a three-year period beginning on the one-year anniversary date the director joined the board. None of the options were vested as of June 30, 2004. The estimated value of the options under the Black-Scholes pricing model on the date of issuance was $243,643, which will be expensed in future periods as the options vest.

NOTE 12 - LOSS PER SHARE

     The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                                            For the Three Months               For the Six Months
                                                               Ended June 30,                     Ended June 30,
                                                        -------------------------         ----------------------------
                                                           2004            2003              2004              2003
                                                        ---------       ----------        ----------        ----------
       Loss from continuing operations available
        to common shareholders (numerator)             $ (882,939)     $(1,146,312)      $(2,229,438)      $(1,918,816)

       Weighted average number of common
        shares outstanding during the year used
        in per share calculations (denominator)         3,995,250        1,459,070         3,995,250         1,390,895

     Because the Company incurred losses for the periods ended June 30, 2004 and 2003, the effect of options/warrants and convertible notes totaling 2,721,160 and 2,283,656 equivalent shares, respectively, has been excluded from the loss per share computation since its impact would be antidilutive.

NOTE 13 - SUBSEQUENT EVENTS

     On July 9, 2004, we entered into a private placement transaction with four existing shareholders of the Company in the amount of $2,400.000. Pursuant to the private placement, we issued 600,000 shares of common stock at $4.00 per share. The gross offering proceeds received from the sale of such shares was $2,400,000, and the Company paid no underwriting discounts or commissions.

     In July 2004, the Company completed an acquisition of Point de Vente, a distributor of prepaid services located in Quebec, Canada. The Company issued 12,127 shares of restricted common stock with a market value of $50,000 in exchange for all of the outstanding stock of the Canadian company. The Company also entered into an employment agreement with the previous owner of the Canadian company that provides for one year's salary and 30,000 stock options which vest from 2005 to 2007. The Canadian company had assets of approximately $500,000 and liabilities of approximately $900,000 on the date of acquisition.

     In July 2004, the Company issued 1,667 shares of restricted common stock to an officer of the Company pursuant to a stock bonus agreement.

Item 2. Management's Discussion and Analysis or Plan of Operations

     This Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and other parts of this Form 10-Q contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, such forward-looking statements may be identified by the use of words such as "estimate," "believe," "project," "anticipate" and similar expressions, together with other discussion of future trends or results, are intended to identify forward-looking statements. Such statements, which include our statements about the level of anticipated expenses during 2004 and our liquidity position are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof and we disclaim any obligation to update them. All of these forward-looking statements are based on estimates and assumptions made by our management, which although believed to be reasonable, are inherently uncertain and difficult to predict. Therefore, undue reliance should not be placed upon such estimates. There can be no assurance that the benefits anticipated in these forward-looking statements will be achieved. The following important factors, among others, could cause us not to achieve the benefits contemplated herein, or otherwise cause our results of operations to be adversely affected in future periods: (i) continued or increased competitive pressures from existing competitors and new entrants; (ii) unanticipated costs related to our growth and operating strategies; (iii) loss or retirement of key members of management; (iv) increase in interest rates of our cost of borrowing, or a default under any material debt agreement; (v) adverse state or federal legislation or regulation that increases the cost of compliance, or adverse findings by a regulator with respect to existing operations; (vi) loss of customers; (vii) inability to achieve future sales;
(viii) the unavailability of sufficient funds for operations or capital expenditures; and (ix) inability to introduce new products as planned. Many of such factors are beyond our control. Please refer to our SEC Form 10-KSB for the fiscal year ended December 31, 2003 for additional cautionary statements.

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

     Historically, revenues from international operations have accounted for less than 1% of annual revenues. In 2003, we began generating revenues from customers in Canada, France, the Bahamas and Australia. In July 2004, we acquired our Canadian customer and will begin recognizing revenues from this business under our traditional broker model. (See further discussion of our business models under "Sources of Revenue" below.) During the six months ended June 30, 2004, international revenues were 1.5% of total revenues. However, considering the acquisition just completed in Canada and the increased acceptance of prepaid in areas outside North America, we anticipate that international revenues will increase as a percentage of our total revenues in the future.

     The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The Qxpress system can support the sale of a broad range of prepaid products in electronic format from a single terminal placed in convenience stores and other retail establishments. Using an appropriately enabled Qxpress terminal, a retail merchant can sell wireless telephone time, long distance service or other telephone products, add credit to a prepaid credit card, add wireless time to a customer's account by electronic bill payment, sell other prepaid products or process debit/credit card transactions. The prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add telephone time or credit card credit by calling the provider of the product or to transfer cash by providing the PIN to the recipient. The consumer pays for the product by paying the retail establishment in which the terminal is located. Revenue from these purchases is split among the retail merchant, the broker that placed the terminal with the retail merchant, the provider of the prepaid product and us.

     Our system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. National telecommunication carriers, such as Verizon, Cingular, AT&T and T-Mobile, as well as regional carriers, such as Iowa Wireless and Hargray
Wireless, sell their prepaid wireless services either directly or through distributors who purchase these products at rates significantly lower than those that could be obtained by individual consumers and small businesses. These distributors often purchase prepaid telecommunication products from different carriers, then resell these products in smaller quantities to their established networks of retail outlets, such as convenience stores, check cashing stores, newsstands, grocery stores and discount stores. Qxpress can also be used to sell and reload prepaid credit cards and to pay wireless phone bills for selected carriers that do not offer PIN-based prepaid programs.

     In the first quarter of 2004 we announced that we have also modified our software to run on a VeriFone 3750 terminal. We began beta testing in March 2004 and announced the commercial launch in June 2004. This terminal is capable of providing both our prepaid application, which calls into our data center, and standard debit/credit card processing through the merchant's processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. In 2004, we plan to further expand the devices through which we distribute prepaid products, such as additional debit/credit terminal models, ATMs, electronic cash register systems and PC based point-of-sale systems. We believe that expanding the number and type of devices that can connect to our data center and sell our prepaid products will provide access to additional customers and increased revenues to us in the future.

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

     Beginning in 2003, we began offering our service bureau business model. Under this model, our customers license our data center software and purchase Qxpress terminals from us. These customers are responsible for functions such as inventory management, product ownership, report generation, and ACH funds transfer. Our agreements with these customers also provide ongoing fees for software maintenance and transactions processed through their system. Because we do not provide or control the products sold, we do not meet the requirements to record these sales at "gross." Transaction processing, license, and maintenance fees are all recorded on a "net" basis. Sales of terminals are recorded at the sales price and a corresponding cost of sale is recognized.

     The table below illustrates the revenues we derived from our principal products and services and the percentage of total revenues represented by this amount. The discussion that follows focuses on the sources of revenue that we believe are the most important to our present and future results of operations.

                                    Three months ended June 30,                           Six months ended June 30,
                          ----------------------------------------------      -----------------------------------------------
                                  2004                      2003                      2004                      2003
                          ---------------------   ----------------------      ---------------------    ----------------------
                            Amount   Percentage     Amount    Percentage         Amount  Percentage      Amount    Percentage
                          ---------  ----------   ---------   ----------      ---------- ----------    ----------  ----------
    Wireless             $7,581,383     85.5%    $5,686,909      95.9%       $15,031,276    86.6%     $11,108,757     95.1%
    Other products          396,876      4.5         35,483       0.6            710,602     4.1           55,710      0.5
    Credit card             357,314      4.0         30,760       0.5            594,093     3.4           48,392      0.4
    Long distance           196,382      2.2         94,241       1.3            363,487     2.1          178,052      1.5
    Fees                    144,325      1.6         42,729       0.7            302,858     1.7           67,848      0.6
    Service bureau          111,865      1.3         29,090       0.5            257,288     1.5           40,190      0.4
    Miscellaneous            82,313      0.9         31,624       0.5             98,684     0.6          178,926      1.5
                          ---------    -----      ---------     -----         ----------   -----       ----------   ------
           Totals        $8,870,458    100.0%    $5,930,836     100.0%       $17,358,288   100.0%     $11,677,875   100.0%
                          ---------    -----      ---------     -----         ----------   -----       ----------   ------

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

     Prepaid credit card is a relatively new product for the prepaid industry. This product allows a user to load funds onto a stored value card that will then function the same as a typical debit card. We generate revenues by receiving a share of the $4.95 to $9.95 load fee charged to the consumer. We currently offer two products that bear the MasterCard logo and are evaluating other products.

We believe the convenience of a stored value card for the cash-based consumer and increased market awareness of this product will result in increased revenues to us in the future.

     Prepaid long distance revenue is a focus of ours in 2004. We believe that our revenues from this source should grow both in terms of gross dollars and as a percentage of total revenues in the future. Our marketing analysis suggests that we can increase prepaid long distance revenues by improving our product offering and by providing informative and attractive point of sale advertising materials to our brokers and merchants. In April 2004, we announced our new long distance program and began promotion to our broker network.

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

     We first began setting up service bureau customers in 2003. We expect the majority of revenues from service bureau customers will be from customers outside the United States since that is the only business model we have offered them to date. This revenue model will provide higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues. However, we anticipate significantly lower average revenue per unit for these customers since they are performing many of the services we provide to our broker customers. Accordingly, even if gross profit remains relatively stable, or increases at a relatively constant rate from period to period, revenues and gross profit margins may experience substantial volatility based on changes in the percentage of our business undertaken on a service fee basis compared to the percentage undertaken as a product reseller. We anticipate this source of revenue to increase in 2004 and beyond. We established our first service bureau customer in Canada in early 2003. In late 2003, we set up service bureaus for new customers in France, Australia, and the Bahamas. Most of the revenue we have recorded from our service bureaus in 2003 and 2004 was for sales of terminals and for license fees. In July 2004, we acquired our Canadian service bureau customer. Revenues from this source will begin to be reported as broker revenue beginning in the third quarter.

     Historically, our results of operations have been characterized by relatively high revenues but relatively low gross profits. Under our broker model, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. Our gross profit margin was approximately 27.6% for the three months ended June 30, 2004 and 25.3% for the comparable period in 2003. For the six months ended June 30, 2004 and 2003, our profit margins were 72.6% and 74.8%, respectively. However, after further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), our margins were approximately 4.2% for the three months ended June 30, 2004 and 2.2% for the comparable period in 2003. For the six months ended June 30, 2004 and 2003, our margins after commissions and fees were 3.8% and 2.4%, respectively. In the second quarter of 2004, we recognized $80,000 in software license fees for service bureau customers located in France and Australia. These fees were paid in 2003 but were deferred until the requirements for revenue recognition were met. The effects of this revenue were to increase our margin by approximately 1.0% for the three-month period ended June 30, 2004 and .46% for the six-month period. The remaining increase of approximately 1.0% in our margin after commissions and fees for the three and six-month periods in 2004 is attributable to increased rental and other fees charged in 2004. Such fees do not have a direct cost associated with them and therefore have a dollar-for-dollar impact on the margin after commissions and fees. Because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

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

                                                         For the          For the            For the
                                                      Quarter Ended    Quarter Ended      Quarter Ended
   Broker Model                                       June 30, 2004    March 31, 2004    December 31, 2003
   ------------                                       -------------    --------------    -----------------
    Gross Qxpress terminal shipments                      1,627            1,478                 889
    Company cancellation of inactive terminals             (184)            (300)                 -
    Net Qxpress terminals shipped                         1,443            1,178                 889
    Qxpress terminals canceled                             (379)            (123)               (172)
                                                           -----            -----               -----
    Net Qxpress terminals placed                          1,064            1,055                 717
    Ending Qxpress terminals in service                   3,962            2,898               1,843
    LDC terminals in service                                183              248                 280
                                                            ---              ---                 ---
    Total terminals in service (1)                        4,145            3,146               2,123

    Average monthly net revenue per terminal                $24(3)           $34(3)              $39(4)
    Average monthly net revenue per terminal for
      terminals in service more than 90 days (2)            $33(3)           $45(3)              $46(4)

    Acquisition cost per broker units shipped              $126              $89                 $61
    Acquisition cost per total units shipped               $126              $69                 $34
    Cash cost per unit in service (excluding acquisition)    $6               $8                 $10

   Service Bureau Model
   --------------------
    Terminals shipped                                         -              453                 625
    Terminals canceled                                        -               -                   -
    Net terminals placed                                      -              453                 625
    Total terminals in service                            1,462            1,462               1,009

    Average monthly net revenue per terminal (4)             $6               $4                  $4
    Average monthly net revenue per terminal for
      terminals in service more than 90 days (4)             $8               $8                  $9

    Blended average monthly net revenue per terminal        $22              $26                 $38

     (1) Terminals in service include terminals that have been shipped to brokers or merchants.
     (2) Calculated by excluding terminals shipped within 90 days and the net revenue associated with those terminals.
     (3) Includes  gross  revenues  less cost of goods  sold and  commissions  paid to  brokers  and retailers.
     (4) Excludes one-time revenues from terminal sales, installation fees, and license fees.


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

     The VeriFone 3750 terminal adds another element to the break even analysis. We anticipate that the majority of the VeriFone terminals will be sold, meaning we do not have the capital cost but will also not receive rental fees. We believe the monthly net revenues for the VeriFone will be in the range of $15-$20 per terminal. When factoring a certain percentage of Verifone terminals into the breakeven analysis, we could see another breakeven point at approximately 9,000 broker units in service for our Qxpress product, 2,000

VeriFone units in service and 3,000 service bureau units in service. The breakeven points again would likely be met after at least 90 days in service.

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

     During the second quarter of 2004, we had a higher rate of returned units than anticipated, which was due to our decision to pull back under performing or non-performing terminals from a particular broker. This broker filed for bankruptcy during the second quarter and we are in the process of transitioning as many performing locations as possible to be serviced directly by us.

     Our strategy to increase the number of units in service includes significantly increasing our sales force in order for us to gain more market exposure. During 2004, we have hired a new vice president of sales and five new sales personnel. We anticipate adding more sales personnel in the next six months. We anticipate that our selling expenses will increase more rapidly than revenues in the near term, but expect that the long-term benefits of the additional sales personnel will outweigh the costs.

     As discussed above, we plan to develop other distribution methods for distributing products using our back-end data center. As we add customers who use distribution methods other than our Qxpress terminal (e.g. electronic cash registers) our focus will shift from terminals in service to total retail locations regardless of the method of product distribution. We anticipate that ARPU for locations that do not involve a Qxpress terminal will fall between the broker model and service bureau model currently experienced.

     Our strategy with average revenue per terminal is to focus our sales efforts on quality brokers and retail chains with established prepaid sales history, maintain or better the pricing in our contracts with new brokers, gain better discounts from suppliers by securing direct relationships and buying larger quantities, and to continue to charge rental and minimum performance fees on all terminals placed. We show average revenue per terminal for average terminals outstanding during the year and for average terminals excluding those shipped within the last 90 days since our experience shows that it generally takes 90-120 days for a terminal to ramp up to full revenue potential.

     We evaluate our service bureau model in different ways. While we measure ARPU for these customers, the revenues from software licensing and profits from terminal sales are likely to be more significant than the transaction fees from sales of products. The total net profit on a per-customer basis is the measure we focus on rather than transaction fees per unit. As our service bureau customers continue to grow, we will have more meaningful data of this nature to report.

     Our strategy with respect to service bureau revenues is to selectively choose opportunities that will bring us the most net revenues.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition and that require the most subjective judgment.

     Revenue recognition

     We record revenue at the time of product sale or when services are provided. Under our broker model, sales of our prepaid products are generally made directly to end-users. There is no right of return for products sold and we are not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since they meet the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements (SAB 101) and Emerging Issues Task Force No. 99-19 (EITF 99-19). Revenues generated from other sources, such as from the sale or rental of terminals, minimum performance fees and software license fees are recorded when earned, net of any sales discounts. Under our service bureau model, software license, transaction processing, and maintenance fees are all recorded on a net basis when earned.

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

     Income taxes

     At June 30, 2004, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $13.8 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. However, our ability to offset our accumulated net operating loss against future taxable income may cause our future reported earnings and profitability to be greater than they would be if fully taxable.

Results of Operations

     The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

                                          Three Months             Six Months
                                          Ended June 30,         Ended June 30,
                                        ---------------         ---------------
                                        2004       2003         2004       2003
                                        ----       ----         ----       ----
   Revenues                            100.0%     100.0%       100.0%     100.0%
   Cost of goods sold                   72.4       74.7         72.6       74.8
                                        ----       ----         ----       ----
   Gross profit                         27.6       25.3         27.4       25.2
   Commissions and fees                 23.4       23.1         23.6       22.8
   Selling expenses                      1.8        1.4          1.7        1.5
   General and administrative expenses   7.2        6.4          8.2        7.6
   Depreciation and amortization         4.7        3.2          4.7        3.0
   Non-cash compensation                 0.0        0.3          0.0        0.4
                                         ---        ---          ---        ---
   Loss from operations                 (9.5)      (9.1)       (10.8)     (10.1)
   Other income (expense) - net         (0.4)     (10.2)        (2.0)      (6.3)
                                        -----     ------        -----      -----
   Net loss                             (9.9)     (19.3)       (12.8)     (16.4)
                                        -----     ------       ------     ------

     Three months ended June 30, 2004 and 2003

     The following table presents our statement of operations showing dollar and percentage changes from 2003 to 2004.

                                            Three Months Ended June 30,       Increase (Decrease)
                                            ---------------------------       -------------------
                                                  2004           2003             $           %
                                                  ----           ----             -           -
        Revenues                            $  8,870,458   $  5,930,836     $ 2,939,622     49.6%
        Cost of goods sold                     6,425,999      4,427,377       1,998,622     45.1
                                              ----------     ----------       ---------    -----
        Gross profit                           2,444,459      1,503,459         941,000     62.6
        Commissions and fees                   2,079,983      1,369,569         710,414     51.9
        Selling expenses                         156,751         81,257          75,494     92.9
        General and administrative expenses      642,987        379,553         263,434     69.4
        Depreciation and amortization            417,559        191,871         225,688    117.6
        Non-cash compensation                         -          21,666         (21,666)  (100.0)
                                              ----------     ----------       ---------    -----
        Total operating expense                3,297,280      2,043,916       1,253,364     61.3
        Loss from operations                    (852,821)      (540,457)       (312,364)   (57.8)
        Other income (expense) - net             (30,118)      (605,855)        575,737     95.0
                                              ----------     ----------       ----------   -----
        Net loss                            $   (882,939)  $ (1,146,312)    $   263,373     23.3%
                                              ----------     ----------       ----------   -----

     Revenues. Our 2004 revenues increased over the 2003 amount due to an increase in the number of terminals in service and to increasing our sources of revenues. Our second quarter revenues were the highest in our history and represent nearly a 5% increase from the first quarter of 2004, in which we reported our previous high. We expect the following factors to positively impact revenues in 2004: i) continuing to increase our installed base of terminals; 2) our expanded sales force that will be in place for much of 2004; iii) the advantages we are able to offer the market with our proprietary system as previously described; and iv) the addition of new means of product distribution, such as debit/credit card terminals, electronic cash registers, etc.

     Cost of goods sold. Our cost of goods sold for the three months ended June 30, 2004 as percentage of revenues was 72.4% compared to 74.7% in the comparable period in 2003. Changes in cost of goods sold as a percentage of revenues are attributable to our mix of sales. Wireless products generally carry lower discounts than long distance and other products. In 2004, wireless revenues represented 85.5% of revenues compared to 95.9% in 2003. In the future, we expect our gross margin to fluctuate as our product mix changes, our level of fees charged and as discount rates offered by carriers change. Gross margin will also be influenced by the relative growth experienced in our two business models, the traditional broker model and the service bureau model.

     Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the three months ended June 30, 2004 were higher than the comparable period in 2003 due to the increase in revenues. Also, a portion of the decrease in cost of goods sold as a percentage of revenues was passed on to brokers and retailers. Our contracts with brokers generally protect us from any price decreases from carriers. A component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. These fees were approximately $7,600 in 2004 compared to $45,000 in 2003. These fees have been consistently in the range of 1% of gross revenues processed through that system. Since most of our revenue growth will come from transactions generated by the new Qxpress 200 terminal, these expenses are not expected to increase from their current level in terms of absolute dollars and will likely continue to decrease as existing customers are transitioned to our new terminal.

     Selling expenses. Selling expenses for the three months ended June 30, 2004 increased by approximately $75,000 when compared to 2003. This increase is a result of adding five new sales personnel in 2004 and to a new commission program introduced in January 2004. Sales staff are eligible to receive commission pay based on the number of terminals placed in a month compared to the individual's quota and on the plan level the terminals were placed under. We expect selling expenses to remain significantly higher throughout 2004 when compared to 2003 due to these additions to our sales force and to possible further additions to our sales force in the future.

     General and administrative. General and administrative expenses increased by approximately $265,000 during the second quarter of 2004 compared to the same period in 2003. As a percentage of revenues, such expenses were 7.2% of revenues 2004 and 6.4% of revenues in 2003. The increase can be attributed to a number of factors. Our general and administrative salaries and benefits increased by $100,000 for the three months ended June 30, 2004 when compared to 2003. This increase is due to approximately $30,000 higher base salary costs in 2004 compared to 2003, an accrual of $17,500 toward a team bonus program which will be paid according to our performance during 2004, an increase in employee benefit costs of $15,000 and to $25,000 less in salaries eligible to be capitalized as software development costs in 2004 compared to 2003. While we are still developing new applications for our system and some of the salaries of software engineers are capitalized, we expect that the amount of capitalized salaries in 2004 will be less than those capitalized in 2003. Other items contributing to the increase in general and administrative expenses are Board of

Directors' fees and expenses and Directors and Officers insurance ($45,000) and an increase in professional services such as legal, accounting, investor relations and consulting fees ($105,000). In order to support expanded operations, we expect to increase general and administrative expense. As gross profit increases, we expect general and administrative expenses to decrease as a percentage of gross profit, thereby significantly improving operating margins.

     Depreciation and amortization. Depreciation and amortization expenses for the three months ended June 30, 2004 increased by approximately $225,000 when compared to 2003. These increases are attributable primarily to the amortization of software development costs and to higher depreciation expenses from an increased number of Qxpress 200 terminals in service. We also determined in the fourth quarter of 2003 to decrease in the expected useful life of our point of sale terminals from five years to three years, causing higher depreciation expenses in the first quarter of 2004 compared to the same period in 2003. As we continue to amortize software development costs and we increase significantly the number of Qxpress 200 terminals in service, we expect depreciation and amortization expenses to increase in the future.

     Other expense - net. Other income and expense consists primarily of interest income, interest expense and a loss on disposal of assets. Net other expense for the three months ended June 30, 2004 and 2003 were $30,000 and $605,000, respectively. The decrease in net other expense represents interest expense related to notes we issued and debentures we sold in 2003. Most of this interest expense, $520,000 for the three months ended June 30, 2003, is in the form of amortization of discount on these debt instruments and therefore does not represent an amount paid in cash. Since the debentures were repaid in full on March 31, 2004, the discount on debt was fully amortized as of that date and there was no comparable expense for the second quarter of 2004. Presently, our debt consists of a $250,000 note to our former CEO and $48,000 in capital leases. Based on this relatively low level of debt, we expect interest expenses to be significantly less in 2004 compared to 2003.

     Income tax expense. At June 30, 2004 we had operating loss carryforwards of approximately $13.8 million that may be applied against future taxable income in years through 2023. The loss carryforwards and other items result in net deferred tax asset of approximately $4.7 million. The amount of and ultimate realization of the benefits from this deferred tax asset for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax asset, at year-end we established a valuation allowance equal to the net deferred tax asset and no income tax benefit from our operating loss has been recognized for any of the periods presented.

     Six months ended June 30, 2004 and 2003

     The following table presents our statement of operations showing dollar and percentage changes from 2003 to 2004.

                                               Six Months Ended June 30,       Increase (Decrease)
                                               -------------------------       -------------------
                                                  2004            2003             $           %
                                                  ----            ----             -           -
         Revenues                            $ 17,358,288   $ 11,677,875     $ 5,680,413     48.6%
         Cost of goods sold                    12,600,527      8,735,876       3,864,651     44.2
                                               ----------     ----------       ---------    ------
         Gross profit                           4,757,761      2,941,999       1,815,762     61.7
         Commissions and fees                   4,104,890      2,668,082       1,436,808     53.9
         Selling expenses                         299,448        175,063         124,385     71.1
         General and administrative expenses    1,425,626        890,236         535,390     60.1
         Depreciation and amortization            816,750        351,038         465,712    132.7
         Non-cash compensation                         -          43,332         (43,332)  (100.0)
                                               ----------     ----------       ---------    ------
         Total operating expense                6,646,714      4,127,751       2,518,963     61.0
         Loss from operations                  (1,888,953)    (1,185,752)       (703,201)   (59.3)
         Other income (expense) - net            (340,485)      (733,064)        392,579     53.6
                                               ----------     ----------       ----------   ------
         Net loss                            $ (2,229,438)  $ (1,918,816)    $   310,622     16.2%
                                               ----------     ----------       ---------    ------

     Revenues. Our 2004 revenues increased over the 2003 amount due to an increase in the number of terminals in service and to increasing our sources of revenues. The increase of $5,680,413 represents a 48.6% increase for the first six months of 2004 compared to 2003.

     Cost of goods sold. Our cost of goods sold for the six months ended June 30, 2004 as percentage of revenues was 72.6% compared to 74.8% in the comparable period in 2003. Changes in cost of goods sold as a percentage of revenues are attributable to our mix of sales. Wireless products generally carry lower discounts than long distance and other products. In 2004, wireless revenues represented 86.6% of revenues compared to 95.1% in 2003.

     Commissions and fees. Commissions and fees for the six months ended June 30, 2004 were higher than the comparable period in 2003 due to the increase in revenues. A component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. These fees were approximately $20,000 in 2004 compared to $90,000 in 2003. These fees have been consistently in the range of 1% of gross revenues processed through that system. Since most of our revenue growth will come from transactions generated by the new Qxpress 200 terminal, these expenses are not expected to increase from their current level in terms of absolute dollars and will likely continue to decrease as existing customers are transitioned to our new terminal.

     Selling expenses. Selling expenses for the six months ended June 30, 2004 increased by approximately $125,000 when compared to 2003. This increase is a result of adding five new sales personnel in 2004 and to a new commission program introduced in January 2004. Selling expenses as a percentage of revenue were relatively flat, representing 1.7% of revenue in 2004 compared to 1.5% of revenue in 2003.

     General and administrative. General and administrative expenses increased by approximately $535,000 during the first half of 2004 compared to the same period in 2003. As a percentage of revenues, such expenses were 8.2% of revenues 2004 and 7.6% of revenues in 2003. The increase can be attributed to a number of factors. Our general and administrative salaries and benefits increased by $275,000 for the six months ended June 30, 2004 when compared to 2003. This increase is due approximately $25,000 higher base salary costs in 2004 compared to 2003, an accrual of $150,000 toward a team bonus program which will be paid according to our performance during 2004, an increase in employee benefit costs of $50,000 and to $50,000 less in salaries eligible to be capitalized as software development costs in 2004 compared to 2003. Other items contributing to the increase in general and administrative expenses are Board of Directors' fees and expenses and Directors and Officers insurance ($65,000) and an increase in professional services such as legal, accounting, investor relations and consulting fees ($200,000).

     Depreciation and amortization. Depreciation and amortization expenses for the six months ended June 30, 2004 increased by approximately $465,000 when compared to 2003. These increases are attributable primarily to the amortization of software development costs and to higher depreciation expenses from an increased number of Qxpress 200 terminals in service. We also determined in the fourth quarter of 2003 to decrease in the expected useful life of our point of sale terminals from five years to three years, causing higher depreciation expenses in the first half of 2004 compared to the same period in 2003.

     Other expense - net. Other income and expense consists primarily of interest income, interest expense and a loss on disposal of assets. Net other expense for the six months ended June 30, 2004 and 2003 were $340,000 and $735,000, respectively. Most of this expense is interest expense related to notes we issued and debentures we sold in 2003. Of the interest expense amounts, $300,000 for the first half of 2004 and $610,000 for the comparable period in 2003 is in the form of amortization of discount on these debt instruments and therefore does not represent an amount paid in cash.

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

     Before completing this offering, we raised a total of $2.7 million through the sale of (a) a $200,000 unsecured convertible note due February 28, 2004 and bearing interest at 12%; (b) $1.5 million aggregate principal amount of secured convertible debentures due June 30, 2004; and (c) an unsecured promissory note in the original principal amount of $1,000,000 due August 31, 2004 bearing interest at 12%.

     We used these funds to repay and cash collateralize debt in the aggregate amount of $3.59 million, decrease current liabilities by $1.1 million, fund purchases of capital equipment and software development in the amount of $3.09 million, fund an increase in inventory and accounts receivable of $974,000 and fund our operations.

     In July 2004 we raised $2.4 million in cash from a private placement of our stock to existing investors. We sold a total of 600,000 shares at $4.00 per share. The investors have registration rights for the stock after 180 days. This additional capital will be used to fund the cost of new terminals. As of June 30, 2004, we have paid for approximately 4,000 new terminals that are available for orders in coming months. This supply of terminals in inventory will at least partially defray capital expenditures required in the future.

     As of June 30, 2004, we had working capital of approximately $3.16 million and a working capital ratio of 3.1 to 1. The funding we received in July 2004 further strengthened these ratios.

     Existing commitments for cash in 2004 include another 6,500 Qxpress terminals in the amount of $1.8 million, total payments of $63,000 toward our capital and operating leases and payments on a note payable to our former CEO in the amount of $45,000. We anticipate that our inventory of PINs, which was $1.74 million at June 30, 2004, will continue to grow as our business expands. Due to the short order time required for these products, we are able to keep our inventory in the range of 10 day's sales. We are also exploring adding features to our system to aid in minimizing PIN inventory required for terminals. Our future capital requirements will also depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital. The capital requirements of a pure service bureau model are, in comparison, substantially less.

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

Item 3.  Controls and Procedures

     Our management, including our CEO and CFO, has evaluated the effectiveness of our "disclosure controls and procedures" (the controls and other procedures for recording, processing, summarizing, and reporting on a timely basis the information required to be disclosed in the periodic reports that we file with the U.S. Securities and Exchange Commission) as of the end of the second quarter. Based on that evaluation, and subject to the limitations noted below, our management concluded that our disclosure controls and procedures are effective to ensure that material information about the Company is made known to management by others in our company on a timely basis for preparation of our periodic reports. While we believe our disclosure controls and procedures are effective, we note that controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the controls and procedures are met. There are inherent limitations, including the possibility that judgments in decision-making can be faulty, that breakdowns can occur because of a simple error or mistake, or that a person may circumvent the controls. Also, because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

     There has been no change in our internal control over financial reporting that occurred during the second fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II

Item 1. Legal Proceedings

As of May 13, 2004, we are not a party to any legal proceedings, except as set forth below.

In January 2002, we filed a lawsuit against an individual for non-payment of funds owed relating to the purchase of common stock. We have been awarded summary judgment in the amount of $135,000, of which $32,000 remained uncollected at June 30, 2004.

In January 2004, Dial-Thru International Corporation filed a lawsuit against us in the Superior court of the State of California, County of Los Angeles, claiming damages of $4 million as a result of our breach of an agreement that was signed in October 2000. It is our position that claim is without merit as we properly exercised a contractual right to terminate the agreement. In February 2004 we filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting our motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, Dial-Thru filed substantially the same suit against us in the United States District Court in the State of Utah. We will vigorously contest the claim.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.


On July 9, 2004, we entered into a private placement transaction with four existing shareholders of the Company in the amount of $2,400.000. Pursuant to the private placement, we issued 600,000 shares of common stock at $4.00 per share. All such shares were issued for cash and were issued in reliance upon certain exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from the sale of such shares was $2,400,000, and the Company paid no underwriting discounts or commissions. We also agreed to file a registration statement covering resales of the shares of common stock by these existing shareholders at a later date.


On July 8, 2004, the we completed the acquisition of the assets of Point De Vente Inc, a distributor of prepaid wireless products based in Montreal, Quebec, Canada. The Company paid delivered 12,127 shares of its common stock valued at $4.12 per share. The Company also assumed the liabilities of the Point De Vente Inc and agreed to provide a cash infusion of approximately $400,000 for working capital.

Item 4. Submission of Matters to a Vote of Security Holders

On May 27, 2004 at 2:00 p.m., we held an Annual Meeting of Shareholders, at which at least a majority of the shares entitled to vote were present, for the purpose of considering and acting upon the following matters:

1. To elect six directors to serve for a one-year term that expires at the 2005 Annual Meeting of Shareholders and until their successors have been duly elected and qualified. The breakdown of the votes cast with respect to the foregoing matter is a follows:

FOR                            AGAINST                         ABSTAIN
---                            -------                         -------

3,184,699                         -                            11,927


2. To approve the adoption of the Q Comm 2004 Stock Option Plan. The breakdown of the votes cast with respect to the foregoing matter is a follows:

FOR                            AGAINST                         ABSTAIN
---                            -------                         -------

1,102,813                      112,971                         10,577

3. To ratify the appointment of Pritchett, Siler & Hardy, P. C. as Q Comm's independent auditors for the current fiscal year. The breakdown of the votes cast with respect to the foregoing matter is a follows:

FOR                            AGAINST                         ABSTAIN
---                            -------                         -------

3,124,845                       65,361                          6,420


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

  31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

  31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

  32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

  32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

On May 10, 2004, we filed a current report a form 8-K under items 5 and 7.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                Q Comm International, Inc.
                                                (Registrant)

Date   July 30, 2004                            /s/Terry D. Kramer
       -------------                            ------------------
                                                Terry D. Kramer
                                                Chief Executive Officer

Date   July 30, 2004                            /s/ Michael K. Openshaw
       --------------                           -----------------------
                                                Michael K. Openshaw
                                                Chief Financial Officer
                                                (Principal Accounting Officer)