Form 10QSB/A
period 2004-06-30
Q COMM INTERNATIONAL INC
filed 2004-09-13
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                (Amendment No.1)

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

            510 East Technology Avenue, Building C, Orem, Utah 84097
            --------------------------------------------------------
                     (Address of principal executive office)

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

EXPLANATORY NOTE

         Q Comm International, Inc., (the "Company") is filing this amendment, on Form 10-QSB/A (the "Form 10-QSB/A"), to our Quarterly Report on Form 10-QSB, which was originally filed with the Securities and Exchange Commission on July 30, 2004. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, numbered items of Form 10-QSB that are affected by this amendment have been set forth in their entirety, as amended and restated. This amendment is being filed to solely correct errors within Part I., Item 2. "Management's Discussion and Analysis or Plan of Operations". Specifically, in the eleventh paragraph under "Sources of Revenue", the Company reported that, for the six months ended June 30, 2004 and 2003, our profit margins were 72.6% and 74.8%, respectively. The correct numbers are 27.4% and 25.2%, respectively.

         This filing amends only the Item 2 and does not otherwise update the other items in the Form 10-QSB as originally filed. As so modified, Item 2 now reads in its entirety as follows:


PART I

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

                               Three months ended June 30,                         Six months ended June 30,
                        ---------------------------------------            --------------------------------------
                               2004                  2003                        2004                     2003
                      ---------------------  ----------------------      ---------------------    --------------------
                        Amount   Percentage    Amount    Percentage        Amount   Percentage      Amount  Percentage
Wireless             $7,581,383     85.5%   $5,686,909      95.9%       $15,031,276   86.6%      $11,108,757   95.1%
Other products          396,876      4.5        35,483       0.6            710,602    4.1            55,710    0.5
Credit card             357,314      4.0        30,760       0.5            594,093    3.4            48,392    0.4
Long distance           196,382      2.2        94,241       1.3            363,487    2.1           178,052    1.5
Fees                    144,325      1.6        42,729       0.7            302,858    1.7            67,848    0.6
Service bureau          111,865      1.3        29,090       0.5            257,288    1.5            40,190    0.4
Miscellaneous            82,313      0.9        31,624       0.5             98,684    0.6           178,926    1.5
                      ---------    -----     ---------     -----         ----------  -----        ----------  -----
Totals               $8,870,458    100.0%   $5,930,836     100.0%       $17,358,288  100.0%      $11,677,875  100.0%
                      ---------    -----     ---------     -----         ----------  -----        ----------  -----

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

         Historically, our results of operations have been characterized by relatively high revenues but relatively low gross profits. Under our broker model, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. Our gross profit margin was approximately 27.6% for the three months ended June 30, 2004 and 25.3% for the comparable period in 2003. For the six months ended June 30, 2004 and 2003, our profit margins were 27.4% and 25.2%, respectively. However, after further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), our margins were approximately 4.2% for the three months ended June 30, 2004 and 2.2% for the comparable period in 2003. For the six months ended June 30, 2004 and 2003, our margins after commissions and fees were 3.8% and 2.4%, respectively. In the second quarter of 2004, we recognized $80,000 in software license fees for service bureau customers located in France and Australia. These fees were paid in 2003 but were deferred until the requirements for revenue recognition were met. The effects of this revenue were to increase our margin by approximately 1.0% for the three-month period ended June 30, 2004 and .46% for the six-month period. The remaining increase of approximately 1.0% in our margin after commissions and fees for the three and six-month periods in 2004 is attributable to increased rental and other fees charged in 2004. Such fees do not have a direct cost associated with them and therefore have a dollar-for-dollar impact on the margin after commissions and fees. Because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

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

                                                          For the         For the           For the
                                                       Quarter Ended   Quarter Ended     Quarter Ended
Broker Model                                           June 30, 2004   March 31, 2004  December 31, 2003
------------                                           -------------   --------------  -----------------
  Gross Qxpress terminal shipments                          1,627           1,478               889
  Company cancellation of inactive terminals                 (184)           (300)               --
  Net Qxpress terminals shipped                             1,443           1,178               889
  Qxpress terminals canceled                                 (379)           (123)             (172)
                                                          -------         -------           -------
  Net Qxpress terminals placed                              1,064           1,055               717
  Ending Qxpress terminals in service                       3,962           2,898             1,843
  LDC terminals in service                                    183             248               280
                                                          -------         -------           -------
  Total terminals in service (1)                            4,145           3,146             2,123

  Average monthly net revenue per terminal                $    24(3)      $    34(3)        $    39(4)
  Average monthly net revenue per terminal for
    terminals in service more than 90 days (2)            $    33(3)      $    45(3)        $    46(4)

  Acquisition cost per broker units shipped               $   126         $    89           $    61
  Acquisition cost per total units shipped                $   126         $    69           $    34
  Cash cost per unit in service (excluding acquisition)   $     6         $     8           $    10




                                                          For the         For the           For the
                                                       Quarter Ended   Quarter Ended     Quarter Ended
Service Bureau Model                                   June 30, 2004   March 31, 2004  December 31, 2003
--------------------                                   -------------   --------------  -----------------
 Terminals shipped                                             --             453               625
 Terminals canceled                                            --              --                --
 Net terminals placed                                          --             453               625
 Total terminals in service                                 1,462           1,462             1,009

 Average monthly net revenue per terminal (4)             $     6         $     4           $     4
 Average monthly net revenue per terminal for
   terminals in service more than 90 days (4)             $     8         $     8           $     9

 Blended average monthly net revenue per terminal         $    22         $    26           $    38

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

                                             Three Months         Six Months
                                            Ended June 30,      Ended June 30,
                                           ---------------     ----------------
                                            2004      2003      2004      2003
                                           ------    ------    ------    ------
Revenues                                   100.0%    100.0%    100.0%    100.0%
Cost of goods sold                          72.4      74.7      72.6      74.8
                                           ------    ------    ------    ------
Gross profit                                27.6      25.3      27.4      25.2
Commissions and fees .                      23.4      23.1      23.6      22.8
Selling expenses                             1.8       1.4       1.7       1.5
General and administrative expenses          7.2       6.4       8.2       7.6
Depreciation and amortization                4.7       3.2       4.7       3.0
Non-cash compensation                        0.0       0.3       0.0       0.4
                                           ------    ------    ------    ------
Loss from operations                        (9.5)     (9.1)    (10.8)    (10.1)
Other income (expense) - net                (0.4)    (10.2)     (2.0)     (6.3)
                                           ------    ------    ------    ------
Net loss                                    (9.9)    (19.3)    (12.8)    (16.4)
                                           ------    ------    ------    ------


Three months ended June 30, 2004 and 2003

The following table presents our statement of operations showing dollar and percentage changes from 2003 to 2004.

                                       Three Months Ended June 30,     Increase (Decrease)
                                      ---------------------------      -------------------
                                           2004           2003            $             %
                                           ----           ----            -             -
Revenues                              $ 8,870,458    $ 5,930,836    $ 2,939,622       49.6%
Cost of goods sold                      6,425,999      4,427,377      1,998,622       45.1
                                      -----------    -----------    -----------      -----
Gross profit                            2,444,459      1,503,459        941,000       62.6
Commissions and fees                    2,079,983      1,369,569        710,414       51.9
Selling expenses                          156,751         81,257         75,494       92.9
General and administrative expenses       642,987        379,553        263,434       69.4
Depreciation and amortization             417,559        191,871        225,688      117.6
Non-cash compensation                        --           21,666        (21,666)    (100.0)
                                      -----------    -----------    -----------      -----
Total operating expense                 3,297,280      2,043,916      1,253,364       61.3
Loss from operations                     (852,821)      (540,457)      (312,364)     (57.8)
Other income (expense) - net              (30,118)      (605,855)       575,737       95.0
                                      -----------    -----------    -----------      -----
Net loss                              $  (882,939)   $(1,146,312)   $   263,373       23.3%
                                      -----------    -----------    -----------      -----


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

Six months ended June 30, 2004 and 2003

The following table presents our statement of operations showing dollar and percentage changes from 2003 to 2004.

                                        Six Months Ended June 30,      Increase (Decrease)
                                        -------------------------      -------------------
                                          2004            2003              $          %
                                          ----            ----              -          -
Revenues                              $ 17,358,288    $ 11,677,875    $  5,680,413    48.6%
Cost of goods sold                      12,600,527       8,735,876       3,864,651    44.2
                                      ------------    ------------    ------------   -----
Gross profit                             4,757,761       2,941,999       1,815,762    61.7
Commissions and fees                     4,104,890       2,668,082       1,436,808    53.9
Selling expenses                           299,448         175,063         124,385    71.1
General and administrative expenses      1,425,626         890,236         535,390    60.1
Depreciation and amortization              816,750         351,038         465,712   132.7
Non-cash compensation                         --            43,332         (43,332) (100.0)
                                      ------------    ------------    ------------   -----
Total operating expense                  6,646,714       4,127,751       2,518,963    61.0
Loss from operations                    (1,888,953)     (1,185,752)       (703,201)  (59.3)
Other income (expense) - net              (340,485)       (733,064)        392,579    53.6
                                      ------------    ------------    ------------   -----
Net loss                              $ (2,229,438)   $ (1,918,816)   $    310,622    16.2%
                                      ------------    ------------    ------------   -----

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

PART II

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


                                           Q Comm International, Inc.
                                           (Registrant)

Date   September 13, 2004                  /s/Terry D. Kramer
       ------------------                  ------------------
                                           Terry D. Kramer
                                           Chief Executive Officer

Date   September 13, 2004                  /s/ Michael K. Openshaw
       ------------------                  -----------------------
                                           Michael K. Openshaw
                                           Chief Financial Officer
                                           (Principal Accounting Officer)