Form 10QSB
period 2004-09-30
Q COMM INTERNATIONAL INC
filed 2004-11-12
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from .................to.................

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

As  of  November  10,  2004,   there  were  4,759,044  shares  of  common  stock
outstanding.

Transitional Small Business Disclosure Format. Yes |_| No |X|

                           Q COMM INTERNATIONAL, INC.
                               FORM 10-QSB REPORT

                               September 30, 2004

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

     Item 1. Interim condensed financial statements (unaudited)

             Unaudited Condensed Consolidated Balance Sheets,
             September 30, 2004 and December 31, 2003                      1

             Unaudited Condensed Consolidated Statements of
             Operations, for the three and nine months ended
             September 30, 2004 and 2003                                   2

             Unaudited Condensed Consolidated Statements of
             Cash Flows, for the nine months ended
             September 30, 2004 and 2003                                   3

             Notes to Unaudited Condensed Consolidated
             Financial Statements                                          5

     Item 2. Management's Discussion and Analysis or Plan of
             Operation                                                    12

     Item 3. Controls and Procedures                                      22

PART II - OTHER INFORMATION

     Item 1. Legal Proceedings                                            22

     Item 2. Recent issuances of unregistered securities                  22

     Item 6. Exhibits and Reports on Form 8-K                             23

SIGNATURES                                                                24

Item 1.  Interim condensed financial statements (unaudited)

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEET

                                                   September 30,    December 31,
                                                       2004             2003
                                                   ------------    -------------
                                     ASSETS
Current Assets:
  Cash in bank                                     $  3,558,310    $  5,524,774
  Restricted cash                                          --         1,450,583
  Accounts receivable, net                            1,127,823         444,009
  Inventory                                           1,765,232         717,116
  Note receivable                                          --           150,000
  Prepaid expenses                                       23,638            --
                                                   ------------    ------------
     Total Current Assets                             6,475,003       8,286,482
                                                   ------------    ------------
Property & Equipment, net                             3,807,858       2,867,389

Other Assets:
  Capitalized software development costs, net         1,231,657       1,561,325
  Goodwill, net                                         761,042         144,580
  Long-term investments                                 195,256            --
  Deposits                                               99,080          33,815
                                                   ------------    ------------
     Total Other Assets                               2,287,035       1,739,720
                                                   ------------    ------------
     Total Assets                                  $ 12,569,896    $ 12,893,591
                                                   ------------    ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                 $  1,498,416    $    788,856
  Accrued expenses                                      272,368         141,295
  Unearned revenue                                         --            80,000
  Convertible notes and debentures
   (net of $300,947 discount at
    December 31, 2003)                                     --           929,053
  Capital lease obligations - current portion            31,099          29,766
  Related party obligations - current portion            67,111          65,485
  Contingent liabilities                                   --            70,000
                                                   ------------    ------------
     Total Current Liabilities                        1,868,994       2,104,455
                                                   ------------    ------------
Long-term Obligations:
  Capital lease obligations                               5,390          30,610
  Related party obligations                             177,822         228,776
                                                   ------------    ------------
     Total Long-term Obligations                        183,212         259,386
                                                   ------------    ------------
     Total Liabilities                                2,052,206       2,363,841
                                                   ------------    ------------
Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000
     shares authorized, 4,759,044 and 3,995,250
     shares issued and outstanding                        4,759           3,995
  Capital in excess of par value                     26,858,879      23,812,400
  Retained deficit                                  (16,337,445)    (13,227,420)
  Foreign currency translation adjustment                23,033            --
                                                   ------------    ------------
                                                     10,549,226      10,588,975
  Less stock subscription receivable                    (21,536)        (59,225)
                                                   ------------    ------------
     Total Stockholders' Equity                      10,527,690      10,529,750
                                                   ------------    ------------
     Total Liabilities and Stockholders' Equity    $ 12,569,896    $ 12,893,591
                                                   ------------    ------------

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.


                             Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                            For the Three Months            For the Nine Months
                                             Ended September 30,            Ended September 30,
                                        ----------------------------    ----------------------------
                                            2004            2003            2004            2003
                                        ------------    ------------    ------------    ------------
Revenues                                $ 10,978,936    $  6,767,516    $ 28,337,224    $ 18,445,391

Cost of Goods Sold                         8,156,533       5,011,059      20,757,060      13,746,935
                                        ------------    ------------    ------------    ------------
Gross Profit                               2,822,403       1,756,457       7,580,164       4,698,456
                                        ------------    ------------    ------------    ------------
Operating Expenses:
  Commissions and fees                     2,372,451       1,593,930       6,477,342       4,262,012
  Selling expenses                           228,272         157,210         527,720         332,273
  General and administrative expenses        652,055         398,621       2,077,681       1,288,857
  Depreciation and amortization              455,036         190,754       1,271,786         541,792
  Non-cash compensation                         --            21,666            --            64,998
                                        ------------    ------------    ------------    ------------
    Total Operating Expenses               3,707,814       2,362,181      10,354,529       6,489,932
                                        ------------    ------------    ------------    ------------
Loss from Operations                        (885,411)       (605,724)     (2,774,364)     (1,791,476)
                                        ------------    ------------    ------------    ------------

Other Income (Expense):
  Interest income                             10,343          20,440          27,328          20,536
  Interest and other expense                 (15,519)       (943,615)       (349,943)     (1,676,775)
  Loss on disposal of assets                    --              --           (23,046)           --
                                        ------------    ------------    ------------    ------------
    Total Other Income (Expense)              (5,176)       (923,175)       (345,661)     (1,656,239)
                                        ------------    ------------    ------------    ------------
Loss before Income Taxes                    (890,587)     (1,528,899)     (3,120,025)     (3,447,715)

Income Tax Expense                              --              --              --              --
                                        ------------    ------------    ------------    ------------


Net Loss                                $   (890,587)   $ (1,528,899)   $ (3,120,025)   $ (3,447,715)
                                        ------------    ------------    ------------    ------------


Basic Loss per Share                    $       (.19)   $       (.39)   $       (.74)   $      (1.53)
                                        ------------    ------------    ------------    ------------





The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Nine Months
                                                         Ended September 30,
                                                   -----------------------------
                                                       2004             2003
                                                   -------------   -------------
Cash Flows from Operating Activities:
 Net loss                                          $ (3,120,025)   $ (3,447,715)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Loss on disposal of property and equipment            23,046          11,818
   Provision for doubtful accounts                       30,000            --
   Depreciation and amortization                      1,271,786         541,792
   Amortization of discount on debentures and notes     300,947       1,436,941
   Non-cash compensation                                   --            64,998
   Recognition of unearned revenue                      (80,000)           --
   Change in assets and liabilities:
 Increase in accounts receivable                       (548,487)       (330,454)
 Increase in inventory                               (1,174,588)       (395,893)
 Increase in prepaid expenses                           (19,220)           --
 Increase in other assets                               (65,265)         (2,513)
 Increase (decrease) in accounts payable                 72,465        (519,554)
 Increase in accrued liabilities                        105,679         188,383
 Decrease in contingent liabilities                     (70,000)           --
                                                   ------------    ------------
     Net Cash Used by Operating Activities           (3,273,662)     (2,452,197)
                                                   ------------    ------------
Cash Flows from Investing Activities:
 (Increase) decrease in restricted cash               1,450,583      (1,620,583)
 Cash received from note receivable                     150,000            --
 Proceeds from sale of property and equipment            55,680
 Purchase of property and equipment                  (1,578,767)     (1,575,645)
 Capitalized software development costs                (322,124)       (524,326)
 Increase in long-term investments                     (195,256)           --
                                                   ------------    ------------
     Net Cash Used by Investing Activities             (439,884)     (3,720,554)
                                                   ------------    ------------
Cash Flows from Financing Activities:
 Issuance of common stock                             3,000,000      16,465,000
 Cash received from subscription receivable              37,689          43,073
 Payment of stock offering costs                        (10,425)     (2,740,069)
 Proceeds from notes and debentures                        --         2,700,000
 Payments on notes and debentures                    (1,230,000)       (542,597)
 Proceeds from capital leases                              --            66,992
 Payments on capital lease obligations                  (23,887)        (18,884)
 Payments on related party obligations                  (49,328)       (150,000)
 Decrease in bank overdraft                                --          (521,442)
                                                   ------------    ------------
     Net Cash Provided by Financing Activities        1,724,049      15,302,073
                                                   ------------    ------------
 Increase in foreign currency
  translation adjustment                                 23,033            --

Net Increase (Decrease) in Cash                      (1,966,464)      9,129,322

Cash and Cash Equivalents, Beginning of Period        5,524,774         115,609
                                                   ------------    ------------
Cash and Cash Equivalents, End of Period           $  3,558,310    $  9,244,931
                                                   ------------    ------------
Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for:
   Interest expense                                $    164,101    $     87,996
   Income taxes                                    $        200    $       --

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:


                    For the period ended September 30, 2004:

The Company amortized discount on debt in the amount of $300,947 and recorded the amount as interest expense.

The Company issued $7,668 of common stock to an officer for payment of a stock bonus.

The Company acquired a subsidiary for $50,000 of common stock. Assets and liabilities aquired were:

        Current assets                             $  362,731
        Property, equipment and other                  63,028
        Goodwill                                      616,462
        Current liabilities                           992,221


                    For the period ended September 30, 2003:

The Company issued 169,231 shares of common stock and warrants to purchase 169,231 shares of common stock in connection with the sale of convertible debentures. The stock and warrants were valued at an aggregate of $1,500,000. Of this amount, $826,056 was amortized to interest expense during the period and $674,944 was unamortized.

The Company issued 24,242 shares of common stock in connection with the sale of a convertible note. The common stock was valued at $145,454. The note was repaid during the period and the amount was amortized to interest expense.

The Company issued warrants to purchase 238,095 shares of common stock in connection with a note payable. The warrants were valued at $1,000,000. Of this amount, $466,431 was amortized to interest expense during the period and $533,569 was unamortized.










The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of Business - The Company's business involves purchasing and reselling prepaid telecommunication and other products through a proprietary electronic point-of-sale activation system known as Qxpress. The Company provides its products to end users throughout the United States as well as Canada, France, Australia and the Bahamas. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. Substantially all operations are conducted through the Company's wholly owned subsidiaries, Q Comm, Inc., and Point de Vente, a Canadian company acquired in July 2004 (see
   Note 2). The Company is headquartered in Orem, Utah.

   Unaudited Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and for all the periods presented have been made.

   Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

   Accounts Receivable - Accounts receivable consists of trade receivables arising in the normal course of business. At September 30, 2004 and December 31, 2003, the Company has established an allowance for doubtful accounts of $113,000 and $30,000, respectively, which reflects the Company's best estimate of probable losses in the accounts receivable balance. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt for the years presented are insignificant.

   Inventory - Inventory consists of prepaid telecommunication products sold by the Company and is carried at the lower of cost or market value on the first-in, first-out method.

   Depreciation - Depreciation of property and equipment is provided on the straight-line method over the estimated useful lives of the assets of three to five years.

   Intangible Assets - Under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142), the Company has classified its goodwill as an indefinite-life intangible asset and accordingly has stopped recording amortization.

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

   The Company regularly reviews the carrying value of intangible assets. At the time a determination is made that capitalized amounts are not recoverable based on the estimated cash flows to be generated from the asset, the difference between the carrying amount and the estimated value based on cash flows are written off (see Notes 4 and 5).

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                                        For the Three Months            For the Nine Months
                                         Ended September 30,            Ended September 30,
                                   ----------------------------    -------------------------------
                                        2004           2003            2004               2003
                                   -------------  -------------    -------------     -------------
Net Loss              As reported  $   (890,587)  $ (1,528,899)    $ (3,120,025)     $ (3,447,715)
                      Pro forma    $ (1,009,218)  $ (1,401,788)    $ (3,285,633)     $ (2,429,769)

Basic loss per share  As reported  $       (.19)  $      (.39)     $       (.74)     $      (1.53)
                      Pro forma    $       (.22)  $      (.96)     $       (.78)     $      (1.79)

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

NOTE 2 - ACQUISITION

   The Company acquired Point de Vente, a Canadian company located in Quebec, in July 2004 for common stock valued at $50,000. The acquisition was accounted for as a purchase. The following represents the assets and liabilities of Point de Vente at the date of purchase and the allocation of the purchase price. The Company is in the process of obtaining valuations of certain intangible assets; therefore the allocation of the purchase price is subject to adjustment.

     Current assets                             $  362,731
     Property, equipment and other                  63,028
     Goodwill                                      616,462
                                                 ---------
     Total assets acquired                       1,042,221
     Current liabilities                          (992,221)
                                                 ---------
     Purchase price paid in common stock       $    50,000
                                                 ---------

NOTE 3 - PROPERTY & EQUIPMENT

   The following is a summary of property and equipment:
                                               September 30,    December 31,
                                                   2004             2003
                                               -----------      ------------
     Point of sale terminals - shipped         $ 2,163,907      $ 1,121,331
     Computer equipment and other                  358,149          258,428
                                               -----------      -----------
     Total cost                                  2,522,056        1,379,759
     Accumulated depreciation                   (1,144,623)        (583,935)
                                               -----------      -----------
     Property & equipment, net                   1,377,433          795,824
     Point of sale terminals - in inventory      1,833,175        2,057,475
     Parts deposits                                597,250           14,090
                                               -----------      -----------
     Total                                     $ 3,807,858      $ 2,867,389
                                               -----------      -----------

   Depreciation expense for the three months ended September 30, 2004 and 2003 was $237,771 and $69,839 respectively, and for the nine months ended September 30, 2004 and 2003 was $619,993 and $179,047, respectively.

   Point of sale terminals in inventory will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating terminals on which it retains ownership at the time the terminal is shipped.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - GOODWILL

   At September 30, 2004, the Company had $144,580 in goodwill remaining from a purchase acquisition in 2000 classified as an indefinite-life intangible asset. In accordance with SFAS No. 142, the Company has tested its goodwill for impairment during the periods ended September 30, 2004 and 2003. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded during the periods ended September 30, 2004 and 2003.

   At September 30, 2004, the Company had $616,462 in goodwill resulting from the purchase of a subsidiary in July 2004 (see Note 2). The Company has classified this as an indefinite-life asset. The Company used the anticipated cash flows from the subsidiary to test the goodwill for impairment and determined that the Company's goodwill was not impaired. Accordingly, there was no amortization expense recorded during the period ended September 30, 2004.

NOTE 5 - CAPITALIZED SOFTWARE DEVELOPMENT

   Information related to capitalized software development costs during the nine months ended September 30, 2004 is as follows:

     Capitalized software, beginning of period              $2,266,002
     Capitalized during the period                             318,372
                                                            ----------
     Capitalized software, end of period                     2,584,374
     Accumulated amortization                               (1,352,717)
                                                            ----------
     Capitalized software, net                              $1,231,657
                                                            ----------

   Of the balance at September 30, 2004, approximately $1,050,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000.

   During the periods ended September 30, 2004 and 2003, the Company tested its capitalized software development costs in accordance with SFAS No. 142. The Company used the estimated future cash flows related to its capitalized software development costs and determined that such costs were not impaired. The Company has classified its capitalized software development costs as a definite-life intangible asset. Amortization expense for the three months ended September 30, 2004 and 2003 was $217,264 and $120,915, respectively, and for the nine months ended September 30, 2004 and 2003 was $651,792 and $362,745, respectively.

NOTE 6 - NOTE RECEIVABLE

   During 2003, the Company loaned $150,000 to an unrelated third party. The note was due the earlier of December 31, 2004 or the date on which the borrower received gross proceeds of at least $750,000 from the sale of its debt or equity securities. Interest on the note was 10%, payable monthly. The Company had the option to convert the note, in whole or in part, into common stock of the borrower at anytime before the due date at a conversion price of $.15 per share. The note was repaid in full during the nine months ended September 30, 2004.

NOTE 7 - RELATED PARTY OBLIGATIONS

   The Company has a note payable to an officer of the Company in the amount of $244,933. The note is due the earlier of December 31, 2007, a change in control of the Company or a sale or liquidation of the Company's assets. Interest on the note is at 10% and is calculated on the outstanding amount. Monthly principal and interest payments in the amount of $7,382 are required in order to fully amortize the remaining principal amount of the note by December 31, 2007. During the three months ended September 30, 2004 and 2003, the Company recorded interest expense on this obligation of $6,517 and $10,267, respectively, and during the nine months ended September 30, 2004 and 2003, the Company recorded interest expense on this obligation of $19,552 and $30,801, respectively.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - LONG-TERM DEBT

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

NOTE 9 - LEASES

   During 2001, the Company entered into a capital lease for the purchase of certain computer equipment. The lease requires monthly payments of $820 through September 2005 and has an outstanding principal balance of $8,561 and $14,000 at September 30, 2004 and December 31, 2003, respectively. The lease is collateralized by equipment with a remaining book value of approximately $10,000 at those dates. Depreciation expense of $15,855 was recognized on this equipment during each of the periods ended September 30, 2004 and 2003.

   In January 2003, the Company entered into a capital lease for certain equipment. The lease requires monthly payments of $2,842 through November 2005 and has an outstanding principal balance of $27,928 and $46,376 at September 30, 2004 and December 31, 2003, respectively. The lease is collateralized by equipment with a remaining book value of approximately $40,000 at those dates. Depreciation expense of $9,750 was recognized on this equipment during the each of the periods ended September 30, 2004 and 2003.

   In December 2003, the Company entered into a five-year lease for office space under an operating lease agreement requiring monthly payments of $6,856. The lease is cancelable after three years with 120-written notice. The Company's future minimum rental under this operating lease amounts to $185,112.

NOTE 10 - LITIGATION AND CONTINGENCIES

   The Company was party to a suit from a bank claiming damages of $175,477 related to a merchant credit card account. Management disputed the bank's claim. During the period ended September 30, 2004, the parties reached a settlement wherein the Company paid $70,000 in satisfaction of the claim.

   On January 23, 2004, a complaint was filed against the Company claiming that it had breached an Asset Purchase Agreement between the Company and the plaintiff dated October 31, 2000. The plaintiff asserts that the Company owes $4,000,000 in consideration for assets purchased and earn-out fees for referral services. In February 2004, we filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting our motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, Dial-Thru filed substantially the same suit against us in the United States District Court in the State of Utah. Management believes the Company appropriately exercised its right of recission specified in the agreement and returned the items to the seller, and that no amounts are due under the contract. The Company plans to vigorously contest the claim. Management believes that the payments required by this matter, if any, will not be material to the financial statements.

   In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $21,536 and $59,255 at September 30, 2004 and December 31, 2003, respectively. These amounts are reflected in the accompanying balance sheet as an offset to stockholders' equity.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - CAPITAL STOCK

   A summary of common stock transactions for the periods ended September 30, 2004 and 2003 is as follows:

                         Period Ended September 30, 2004

   The Company sold 750,000 shares of restricted common stock at $4.00 per share through a private placement for $3,000,000 cash. Offering costs of $10,425 were incurred on the sale.

   The Company issued 12,127 shares of common stock in the purchase of a subsidiary (see Note 2). The shares were valued at $50,000.

   The Company issued 1,667 shares of restricted common stock to an officer pursuant to a stock bonus plan issued in December 2002. The shares were valued at $7,668.

                         Period Ended September 30, 2003

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

NOTE 12 - STOCK OPTIONS AND WARRANTS

   At September 30, 2004, the Company had outstanding 579,667 options to employees under various agreements with exercise prices ranging from $4.12 to $15.00 per share and a weighted average exercise price of $6.57 per share, expiring between May 2005 and June 2014. Of the options outstanding at September 30, 2004, 220,709 options with a weighted average exercise price of $ 7.58 were vested and exercisable. During the nine months ending September 30, 2004, 414,500 options were granted with exercise prices ranging from $4.12 to $6.50 per share and a weighted average exercise price of $4.66 per share, 150,999 options were forfeited and none were exercised.

   At September 30, 2004, the Company had outstanding options and warrants to purchase 2,119,493 shares of common stock (including 1,265,000 publicly traded warrants) that were issued to non-employees under various agreements with exercise prices ranging from $4.58 to $24.75 per share and a weighted average exercise price of $8.98, expiring between July 2004 and September 2009. 2,044,493 of the options and warrants issued to non-employees were vested at September 30, 2004. During the nine months ended September 30, 2004, 75,000 options were issued, 3,333 expired and none were exercised. The 75,000 shares issued were to board members for future services. The options vest over a three-year period beginning on the one-year anniversary date the director joined the board. None of the options were vested as of September 30, 2004. The estimated value of the options under the Black-Scholes pricing model on the date of issuance was $243,643, which will be expensed in future periods as the options vest.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - LOSS PER SHARE

   The following data show the amounts used in computing loss per share and the weighted average number of shares of common stock outstanding for the periods presented:

                                                     For the Three Months        For the Nine Months
                                                     Ended September 30,         Ended September 30,
                                                   -----------------------    -------------------------
                                                      2004         2003           2004          2003
                                                   ---------   -----------    -----------   -----------
     Loss from continuing operations available
       to common shareholders (numerator)          $(890,587)  $(1,528,899)   $(3,120,025)  $(3,447,715)

     Weighted average number of common
      shares outstanding during the year used
      in per share calculations (denominator)      4,622,672     3,945,033      4,204,391     2,251,630

   Because the Company incurred losses for the periods ended September 30, 2004 and 2003, the effect of options/warrants and convertible notes totaling 2,399,160 and 2,142,332 equivalent shares, respectively, has been excluded from the loss per share computation since its impact would be antidilutive.

NOTE 14 - SUBSEQUENT EVENTS

   During November 2004, the Company closed on two capital leases in the aggregate amount of approximately $880,000. The leases were used for the purchase of terminals. The leases are secured by standby letters of credit for 50% of the lease balance. The letters of credit are secured by certificates of deposit with a financial institution. The lease terms range from 20-24 months and have effective interest rates of 8-10%.

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

         Our business consists of the purchase and resale of prepaid telecommunication and other products through our proprietary electronic point-of-sale system, Qxpress. The key components of the Qxpress system include the Qxpress 200 and VeriFone 3750 terminals, our data center and the software that runs the terminals and the data center and the communication protocols that connect the terminals to the data center. The Qxpress system was introduced in September 2002. Prior to that date, we used third party equipment and software. We expect to continue to grow our historical business while expanding our product line to include a broad range of other prepaid products and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

         Historically, revenues from international operations have accounted for less than 1% of annual revenues. In 2003, we began generating revenues from customers in Canada, France, the Bahamas and Australia. In July 2004, we acquired our Canadian customer and began recognizing revenues from this business under our traditional broker model. (See further discussion of our business models under "Sources of Revenue" below.) During the nine months ended September 30, 2004, international revenues were 1.5% of total revenues. However, considering the acquisition just completed in Canada and the increased acceptance of prepaid in areas outside North America, we anticipate that international revenues will increase as a percentage of our total revenues in the future.

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

         In the first quarter of 2004 we announced that we had expanded our Qxpress system to also include the VeriFone 3750 terminal. We began beta testing in March 2004 and announced the commercial launch in June 2004. This terminal is capable of providing both our prepaid application, which calls into our data center, and standard debit/credit card processing through the merchant's processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. In 2004, we plan to further expand the devices through which we distribute prepaid products, such as additional debit/credit terminal models, ATMs, electronic cash register systems and PC based point-of-sale systems. We believe that expanding the number and type of devices that can connect to our data center and sell our prepaid products will provide access to additional customers and increased revenues to us in the future.

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


                         Three months ended September 30,                     Nine months ended September 30,
                 ------------------------------------------------   ------------------------------------------------
                         2004                      2003                      2004                     2003
                 ----------------------- ------------------------   ----------------------  ------------------------
                    Amount   Percentage     Amount     Percentage      Amount   Percentage    Amount      Percentage
                 ----------- ----------  -----------   ----------   ----------- ----------  -----------   ----------
Wireless         $ 9,576,495    87.2%    $ 6,259,174      92.5%     $24,607,771    86.8%    $17,402,810      94.4%
Other products       415,125     3.8          42,669       0.6        1,125,727     4.0          97,885       0.5
Credit card          424,435     3.9          91,051       1.4        1,018,528     3.6         139,442       0.7
Long distance        251,673     2.3         181,004       2.7          615,160     2.2         359,056       2.0
Fees                 121,385     1.1         137,373       2.0          412,669     1.5         205,221       1.1
Service bureau        47,819     0.4            --         --           316,681     1.1          73,800       0.4
Miscellaneous        142,004     1.3          56,245       0.8          240,688     0.8         167,177       0.9
                 -----------   ------    -----------     ------     -----------   ------    -----------     ------
       Totals    $10,978,936   100.0%    $ 6,767,516     100.0%     $28,337,224   100.0%    $18,445,391     100.0%
                 -----------   ------    -----------     ------     -----------   ------    -----------     ------

         Prepaid wireless continues to be our largest source of revenue. The prepaid wireless industry is projected to continue to grow and we anticipate that it will continue to be our largest revenue source. Our prepaid wireless products include many major national carriers and many smaller regional carriers. We frequently add new wireless products as the demand arises. During 2004 we have added a number of private label wireless products offered through Mobile Virtual Network Operators (MVNOs). These products include Boost Mobile, Tracfone, Omni Wireless, Page Plus, O Mobile, Platinum Tel and Locus Mobile. Revenues from such products were approximately $830,000 during the third quarter of 2004. While these products generally offer better margins, the wireless market is highly competitive and historically MVNOs have a higher failure rate than national wireless carriers. We will continue to evaluate new MVNO products and selectively add products with proven market demand.

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

         We offer the brokers through whom we deploy the Qxpress system the option either to buy the Qxpress 200 terminals at a fixed price or to lease them under a rental program. With limited exceptions, the VeriFone terminal is only offered for sale in our broker program. The sale of the terminal will result in the immediate recognition of revenue, the immediate recovery of capital for the terminal and gross profit from the sale. The rental program has the advantage of ongoing rental income over the life of the contract and higher margins due to the premium we are able to charge under this alternative. Our ability to offer the rental option over the long-term depends on the availability of capital to fund the cost of the terminals. Substantially all of the terminals in our broker model are currently under the rental program, although we anticipate that broker-owned terminals will significantly increase in the future. Other types of fee income include performance fees that are charged when weekly rentals from a terminal fall below the agreed-upon minimum level and other miscellaneous fees. Our fee income will continue to increase as we deploy more units into the market.

         We first began setting up service bureau customers in 2003. We expect the majority of revenues from service bureau customers will be from customers outside the United States since that is the only business model we have offered them to date. This revenue model will provide higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues. However, we anticipate significantly lower average revenue per unit for these customers since they are performing many of the services we provide to our broker customers. Accordingly, even if gross profit remains relatively stable, or increases at a relatively constant rate from period to period, revenues and gross profit margins may experience substantial volatility based on changes in the percentage of our business undertaken on a service fee basis compared to the percentage undertaken as a product reseller. We anticipate this source of revenue to increase in 2004 and beyond. We established our first service bureau customer in Canada in early 2003. In late 2003, we set up service bureaus for new customers in France, Australia, and the Bahamas. Most of the revenue we have recorded from our service bureaus in 2003 and 2004 was for sales of terminals and for license fees. In July 2004, we acquired our Canadian service bureau customer. Revenues from this source began to be reported as broker revenue beginning in the third quarter.

         Historically, our results of operations have been characterized by relatively high revenues but relatively low gross profits. Under our broker model, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. Our gross profit margin was approximately 25.7% for the three months ended September 30, 2004 and 26.0% for the comparable period in 2003. For the nine months ended September 30, 2004 and 2003, our profit margins were 26.7% and 25.5%, respectively. However, after further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), our margins were approximately 4.1% for the three months ended September 30, 2004 and 2.4% for the comparable period in 2003. For the nine months ended September 30, 2004 and 2003, our margins after commissions and fees were 3.9% and 2.4%, respectively. The increase in our margin after commissions and fees for the three and nine-month periods in 2004 is attributable to increased rental and other fees charged in 2004 and to an increase in sales of higher margin products, such as MVNO products and long distance. Fees do not have a direct cost associated with them and therefore have a dollar-for-dollar impact on the margin after commissions and fees. Because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

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

         Substantially all of our revenues are collected through automated clearinghouse, or ACH, transactions initiated by us within 72 hours of the sale of the product. In an ACH transaction, funds are electronically transferred from the merchants' accounts to our accounts. As a result, we have virtually no receivables from retailers and we do not have expenses associated with billing and collection. The brokers through whom we distribute our system are responsible for any unpaid ACH transactions from retailers so we experience relatively little bad debt expense. We generate receivables from sales of terminals and from license fees and consulting services provided to assist service bureau customers in setting up and operating data centers.

Operating Metrics

         We monitor our business and measure performance in a number of ways. Several of these key measures are shown in the table below along with the results for our last two quarters. These are historical amounts and should not be used as a projection for future results. The results for the quarter ended September 30, 2004 exclude our Canadian subsidiary for purposes of comparability.


                                                         For the     For the    For the     For the
                                                         Quarter     Quarter    Quarter     Quarter
                                                          Ended       Ended      Ended       Ended
                                                      September 30,  June 30,   March 31,  December 31,
                                                          2004        2004       2004        2003
                                                          ----        ----       ----        ----
Broker Model - Shipments
Gross Qxpress terminal shipments                            989       1,627      1,478         889
Company returns of inactive terminals                      -384        -184       -300           -
                                                         ------      ------     ------      -------
      Net Qxpress terminals shipped                         605       1,443      1,178         889
Qxpress terminals canceled                                 -226        -379       -123        -172
                                                         ------      ------     ------      -------
Net Qxpress terminals shipped                               379       1,064      1,055         717
      Ending Qxpress terminals in field                   4,341       3,962      2,898       1,843
LDC terminals in field                                       53         183        248         280
                                                         ------      ------     ------      -------
Total terminals in field (1)                              4,394       4,145      3,146       2,123
Average monthly net revenue per terminal (3)             $   25      $   24     $   34      $   39
Average monthly net revenue per terminal for
      terminals in service more than 90 days (2) (3)     $   29      $   33     $   45      $   46
Acquisition cost per broker units shipped                $  169      $  126     $   89      $   61
Cash cost per unit in field (excluding acquisition)      $    5      $    6     $    8      $   10

Broker Model - Activated Units
New activations (4)                                         514         449        298         416
Qxpress terminals canceled                                 -226        -379       -123        -172
                                                         ------      ------     ------      -------
    Net activations                                         288          70        175         244
Total activated terminals                                 1,675       1,387      1,317       1,142
Average activated terminals                               1,531       1,352      1,230       1,020
Average monthly net revenue per terminal                 $   75      $   69     $   73      $   85
Average monthly net revenue per terminal for
      terminals in service more than 90 days (2)
Acquisition cost per broker terminals activated          $  324      $  388     $  368      $  253
Cash cost per unit in service (excluding acquisition)    $   14      $   18     $   20      $   19

Service Bureau Model
Terminals shipped                                            50           -        453         625
Terminals canceled                                            -           -          -           -
    Net terminals placed                                     50           -        453         625
Total terminals in service                                1,512       1,462      1,462       1,009
Total activated terminals                                   862         862        662         409
Average monthly net revenue per terminal (5)             $    7      $    6     $    4      $    4
Average monthly net revenue per terminal for
    terminals in service more than 90 days (5)           $    7      $    8     $    8      $    9
Average monthly net revenue per activated terminal       $   11      $   11     $    6      $   10

         (1) Terminals in service include terminals that have been shipped to brokers or merchants.
         (2) Calculated by excluding terminals shipped within 90 days and the net revenue associated with those terminals.
         (3) Includes gross revenues less cost of goods sold and commissions paid to brokers and retailers.
         (4) Activation is defined as the date on which a terminal generates its first revenue at the retail site.
         (5) Excludes one-time revenues from terminal sales, installation fees, and license fees.

         Beginning the third quarter of 2004, we added the metric of activated units in order to differentiate between revenue-producing units and shipped units. This is due to longer lead times for some brokers to put into service units they have in their inventory. We continue to pull back broker terminals where the broker does not have a viable plan for activation in the near future.

         The exact level of cash flow break even depends on many items, including how aggressively we add to our sales organization, which increases our short-term burn rate, our actual sales results, the pace of our growth, the relative numbers of broker terminals in service and service bureau terminals in service, and how quickly terminals are installed and become fully revenue producing after shipment. Based on our current sales organization growth plans, we believe our cash flow break even point will likely be at approximately 7,000 activated broker units under the rental program plus approximately 1,000-2,000 units owned by brokers where we receive no rental fees. Additionally, we anticipate our break even to include 1,000-2,000 installed service bureau units in service. These break even points assume terminals that have achieved full revenue potential, which typically occurs in 90-120 days. Given the differing economics of these business models, different combinations of in service unit numbers will yield different cash flow break-even points.

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

          During the second quarter of 2004, we had a higher rate of returned units than anticipated, which was due to our decision to pull back under performing or non-performing terminals from a particular broker. This broker filed for bankruptcy during the second quarter and we are in the process of transitioning as many performing locations as possible to be serviced directly by us. A deduction from our activated terminal count has been made for any remaining terminals that are non-performing but still in active status at the end of the third quarter.

         Our strategy to increase the number of units in service includes significantly increasing our sales force in order for us to gain more market exposure. During 2004, we have hired a new vice president of sales and six new sales personnel. We anticipate that our selling expenses will increase more rapidly than revenues in the near term, but expect that the long-term benefits of the additional sales personnel will outweigh the costs.

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

         Income taxes

         At September 30, 2004, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $14.7 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. However, our ability to offset our accumulated net operating loss against future taxable income may cause our future reported earnings and profitability to be greater than they would be if fully taxable.

Results of Operations

         The following table sets forth for the periods presented statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

                                       Three Months            Nine Months
                                    Ended September 30,    Ended September 30,
                                    -------------------    -------------------
                                     2004         2003       2004        2003
                                    ------       ------     ------     ------
Revenues                            100.0%       100.0%     100.0%     100.0%
Cost of goods sold                   74.3         74.0       73.3       74.5
                                    ------       ------     ------     ------
Gross profit                         25.7         26.0       26.7       23.5
Commissions and fees..               21.6         23.6       22.8       23.1
Selling expenses                      2.1          2.4        1.9        1.8
General and administrative expenses   6.0          5.9        7.3        7.0
Depreciation and amortization         4.1          2.8        4.5        2.9
Non-cash compensation                 0.0          0.3        0.0        0.4
                                    ------       ------     ------     ------
Loss from operations                 (8.1)        (9.0)      (9.8)      (9.7)
Other income (expense) - net         (0.0)       (13.6)      (1.2)      (9.0)
                                    ------       ------     ------     ------
Net Loss                             (8.1)       (22.6)     (11.0)     (18.7)
                                    ------       ------     ------     ------


Three months ended September 30, 2004 and 2003

The following table presents our statement of operations showing dollar and percentage changes from 2003 to 2004.


                                     Three Months Ended September 30,     Increase (Decrease)
                                     --------------------------------     -------------------
                                           2004            2003             $             %
                                           ----            ----       ------------    -------
Revenues                              $ 10,978,936    $  6,767,516    $  4,211,470      62.2%
Cost of goods sold                       8,156,533       5,011,059       3,145,474      62.8
                                      ------------    ------------    ------------     -----
Gross profit                             2,822,403       1,756,457       1,065,946      60.7
Commissions and fees                     2,372,451       1,593,939         778,521      48.8
Selling expenses                           228,272         157,210          71,062      45.2
General and administrative expenses        652,055         398,621         253,434      63.6
Depreciation and amortization              455,036         190,754         264,282     138.5
Non-cash compensation                         --            21,666         (21,666)   (100.0)
                                      ------------    ------------    ------------     -----
Total operating expense                  3,707,814       2,362,181       1,345,633      57.0
                                      ------------    ------------    ------------     -----
Loss from operations                      (885,411)       (605,724)       (279,687)    (46.2)
Other income (expense) - net                (5,176)       (923,175)        917,999      99.4
                                      ------------    ------------    ------------     -----
Net loss                              $   (890,587)   $ (1,528,899)   $    638,312      41.7%
                                      ------------    ------------    ------------     -----

         Revenues. Our 2004 revenues increased over the 2003 amount due to an increase in the number of terminals in service and to increasing our sources of revenues. Our third quarter revenues were the highest in our history and represent nearly a 24% increase from the second quarter of 2004, in which we reported our previous high. In the third quarter of 2004 we also recognized approximately $1.12 million in revenue from our Canadian subsidiary acquired in July 2004. This revenue accounts for 16.5% of the quarterly revenue increase over the third quarter of 2003 and 12.6% of the increase over the second quarter of 2004. We expect the following factors to positively impact revenues in the remainder of 2004 and into 2005: i) continuing to increase our installed base of terminals; 2) our expanded sales force, which has been fully staffed since August 2004; iii) the advantages we are able to offer the market with our proprietary system as previously described; and iv) the addition of new means of product distribution, such as debit/credit card terminals, electronic cash registers, etc.

         Cost of goods sold. Our cost of goods sold for the three months ended September 30, 2004 as percentage of revenues was 74.3% compared to 74.0% in the comparable period in 2003. Changes in cost of goods sold as a percentage of revenues are attributable to our mix of sales. Traditional wireless products generally carry lower discounts than long distance and other products, while the newer products offered through MVNOs carry higher discounts. In 2004, wireless revenues represented 87.2% of revenues compared to 92.5% in 2003. In the future, we expect our gross margin to fluctuate as our product mix and discount rates offered by carriers change. Gross margin will also be influenced by the relative growth experienced in our two business models, the traditional broker model and the service bureau model.

         Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the three months ended September 30, 2004 were higher than the comparable period in 2003 due to the increase in revenues. Also, a portion of the change in cost of goods sold as a percentage of revenues was passed on to brokers and retailers. Our contracts with brokers generally protect us from any price decreases from carriers. A component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. These fees were approximately $2,400 in 2004 compared to $42,000 in 2003. These fees have been consistently in the range of 1% of gross revenues processed through that system. Substantially all our customers had been transitioned to the Qxpress 200 or VeriFone terminals by the end of the quarter.

         Selling expenses. Selling expenses for the three months ended September 30, 2004 increased by approximately $71,000 when compared to 2003. This increase is a result of adding six new sales personnel in 2004 and to a new commission program introduced in January 2004. Sales staff are eligible to receive commission pay based on the number of terminals activated in a month compared to the individual's quota and on the plan level the terminals were placed under. We expect selling expenses to remain significantly higher throughout 2004 when compared to 2003 due to these additions to our sales force and to possible further additions to our sales force in the future.

         General and administrative. General and administrative expenses increased by approximately $250,000 during the third quarter of 2004 compared to the same period in 2003. As a percentage of revenues, such expenses were 5.8% of revenues 2004 and 5.9% of revenues in 2003. The increase can be attributed to a number of factors. Our general and administrative salaries and benefits increased by $85,000 for the three months ended September 30, 2004 when compared to 2003. This increase is due to a combination of $15,000 higher base salary costs in 2004, an accrual of $10,000 toward a team bonus program which will be paid according to our performance during 2004, an increase in employee benefit costs of $25,000 and to $35,000 less in salaries eligible to be capitalized as software development costs in 2004 compared to 2003. While we are still developing new applications for our system and some of the salaries of software engineers are capitalized, we expect that the amount of capitalized salaries in 2004 will be less than those capitalized in 2003. Other items contributing to the increase in general and administrative expenses are Board of Directors' fees and expenses and Directors and Officers insurance ($40,000), an increase in professional services such as legal, accounting, investor relations and consulting fees ($75,000) and an increase in rent and office costs ($20,000). In order to support expanded operations, we expect to increase general and administrative expense. As gross profit increases, we expect general and administrative expenses to decrease as a percentage of gross profit, thereby significantly improving operating margins.

         Depreciation and amortization. Depreciation and amortization expenses for the three months ended September 30, 2004 increased by approximately $265,000 when compared to 2003. In 2004, we recorded $238,000 in depreciation expense and $217,000 in amortization of capitalized software. In 2003, we recorded $70,000 in depreciation expense and $121,000 in amortization of capitalized software. These increases are attributable to a higher based of capitalized software and to an increased number of Qxpress 200 terminals in service. We also determined in the fourth quarter of 2003 to decrease in the expected useful life of our point of sale terminals from five years to three years, causing higher depreciation expenses in the third quarter of 2004 compared to the same period in 2003. As we continue to increase significantly the number of Qxpress 200 terminals in service, we expect depreciation expenses to increase in the future.

         Other expense - net. Other income and expense consists primarily of interest income, interest expense and a loss on disposal of assets. Net other expense for the three months ended September 30, 2004 and 2003 were $5,000 and $925,000, respectively. The decrease in net other expense represents interest expense related to notes we issued and debentures we sold in 2003. Most of this interest expense, $825,000 for the three months ended September 30, 2003, is in the form of amortization of discount on these debt instruments and therefore does not represent an amount paid in cash. Since the debentures were repaid in full on March 31, 2004, the discount on debt was fully amortized as of that date and there was no comparable expense for the third quarter of 2004. Presently, our debt consists of a $245,000 note to our former CEO and $35,000 in capital leases. Based on this relatively low level of debt, we expect interest expenses to be significantly less in 2004 compared to 2003.

         Income tax expense. At September 30, 2004 we had operating loss carryforwards of approximately $14.7 million that may be applied against future taxable income in years through 2023. The loss carryforwards and other items result in net deferred tax asset of approximately $4.7 million. The amount of and ultimate realization of the benefits from this deferred tax asset for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax asset, at year-end we established a valuation allowance equal to the net deferred tax asset and no income tax benefit from our operating loss has been recognized for any of the periods presented.

         Nine months ended September 30, 2004 and 2003

         The following table presents our statement of operations showing dollar and percentage changes from 2003 to 2004.

                                 Nine Months Ended September 30,     Increase (Decrease)
                                 -------------------------------     -------------------
                                       2004            2003              $           %
                                   ------------    ------------    ------------    -----
Revenues                           $ 28,337,224    $ 18,445,391    $  9,891,833     53.6%
Cost of goods sold                   20,757,060      13,746,935       7,010,125     51.0
                                   ------------    ------------    ------------    -----
Gross profit                          7,580,164       4,698,456       2,881,708     61.3
Commissions and fees                  6,477,342       4,262,012       2,215,330     52.0
Selling expenses                        527,720         332,273         195,447     58.8
General and administrative expenses   2,077,681       1,288,857         788,824     61.2
Depreciation and amortization         1,271,786         541,792         729,994    134.7
Non-cash compensation                      --            64,998         (64,998)  (100.0)
                                   ------------    ------------    ------------    -----
Total operating expense              10,354,529       6,489,932       3,864,597     59.5
Loss from operations                 (2,557,101)     (1,791,476)       (765,625)   (42.7)
                                   ------------    ------------    ------------    -----
Other income (expense) - net           (345,661)     (1,656,239)      1,310,578     79.1
                                   ------------    ------------    ------------    -----
Net loss                           $ (3,120,026)   $ (3,447,715)   $    327,689      9.5%
                                   ------------    ------------    ------------    -----

         Revenues. Our 2004 revenues increased over the 2003 amount due to an increase in the number of terminals in service and to increasing our sources of revenues. The increase of $9,891,833 includes approximately $1.12 million in revenue from our Canadian subsidiary acquired in July 2004. This revenue accounts for 6.0% of the year to date revenue increase over 2003. The revenue increase from our core business is approximately $8.8 million, or 47.6%, for the first nine months of 2004 compared to 2003.

         Cost of goods sold. Our cost of goods sold for the nine months ended September 30, 2004 as percentage of revenues was 73.3% compared to 74.5% in the comparable period in 2003. Changes in cost of goods sold as a percentage of revenues are attributable to our mix of sales. As previously mentioned, we increased our sales from MVNO wireless products, which generally carry higher discounts than traditional wireless products.

         Commissions and fees. Commissions and fees for the nine months ended September 30, 2004 were higher than the comparable period in 2003 due to the increase in revenues. A component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. These fees were approximately $20,000 in 2004 compared to $130,000 in 2003. These fees have been consistently in the range of 1% of gross revenues processed through that system. Substantially all our customers had been transitioned to the Qxpress 200 or VeriFone terminals by the end of the quarter.

         Selling expenses. Selling expenses for the nine months ended September 30, 2004 increased by approximately $195,000 when compared to 2003. This increase is a result of adding six new sales personnel in 2004 and to a new commission program introduced in January 2004. Selling expenses as a percentage of revenue were relatively flat, representing 1.9% of revenue in 2004 compared to 1.8% of revenue in 2003.

         General and administrative. General and administrative expenses increased by approximately $790,000 during the first nine months of 2004 compared to the same period in 2003. As a percentage of revenues, such expenses were 7.3% of revenues 2004 and 7.0% of revenues in 2003. The increase can be attributed to a number of factors. Our general and administrative salaries and benefits increased by $350,000 for the nine months ended September 30, 2004 when compared to 2003. This increase is due to the combination of approximately $25,000 higher base salary costs in 2004 compared to 2003, an accrual of $160,000 toward a team bonus program which will be paid according to our performance during 2004, an increase in employee benefit costs of $80,000 and to $85,000 less in salaries eligible to be capitalized as software development costs in 2004 compared to 2003. Other items contributing to the increase in general and administrative expenses are Board of Directors' fees and expenses and Directors and Officers insurance ($110,000), an increase in professional services such as legal, accounting, investor relations and consulting fees ($200,000) and an increase in office related expenses, such as rent and telephone ($60,000).

         Depreciation and amortization. Depreciation and amortization expenses for the nine months ended September 30, 2004 increased by approximately $513,000 when compared to 2003. During the nine months ended September 30, 2004, $620,000 of the expense was depreciation and $650,000 was amortization of capitalized software. For the comparable 2003 period, depreciation expense amounted to $180,000 and amortization of capitalized software was $363,000. These increases are attributable to a higher based of capitalized software and to an increased number of Qxpress 200 terminals in service. We also determined in the fourth quarter of 2003 to decrease in the expected useful life of our point of sale terminals from five years to three years, causing higher depreciation expenses in the first nine months of 2004 compared to the same period in 2003.

         Other expense - net. Other income and expense consists primarily of interest income, interest expense and a loss on disposal of assets. Net other expense for the nine months ended September 30, 2004 and 2003 were $345,000 and $1,656,000, respectively. Most of this expense is interest expense related to notes we issued and debentures we sold in 2003. Of the interest expense amounts, $300,000 for the first nine months of 2004 and $1,440,000 for the comparable period in 2003 is in the form of amortization of discount on these debt instruments and therefore does not represent an amount paid in cash.

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

         In the third quarter of 2004, we raised $3 million in cash from a private placement of our stock to existing investors. We sold a total of 750,000 shares at $4.00 per share. The investors have registration rights for the stock after 180 days. This additional capital will be used to fund the cost of new terminals. As of September 30, 2004, we have paid for approximately 4,000 terminals that are available for orders in coming months. This supply of terminals in inventory will at least partially defray capital expenditures required in the future.

         In November 2004, we drew on approximately $880,000 in capital lease funding that had been secured earlier in the year. The leases required a 50% letter of credit supporting balance, which we cash-secured at a financial institution.

         As of September 30, 2004, we had working capital of approximately $4.6 million and a working capital ratio of 3.5 to 1.

         Existing commitments for cash in 2004 include another 6,500 Qxpress terminals in the amount of $1.5 million (a portion of which may be deferred into 2005), total payments of $63,000 toward our capital and operating leases and payments on a note payable to our former CEO in the amount of $22,000. We anticipate that our inventory of PINs, which was $1.74 million at September 30, 2004, will remain relatively constant. Due to the short order time required for these products, we are able to keep our inventory in the range of 10 day's sales. We are also exploring adding features to our system to aid in minimizing PIN inventory required for terminals. Our future capital requirements will also depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital. The capital requirements of a pure service bureau model are, in comparison, substantially less.

         At this time we believe our available resources are sufficient to fund our operations and capital requirements through the next 12 months.

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


PART II

Item 1. Legal Proceedings

         As of November 10, 2004, we are not a party to any legal proceedings, except as set forth below.

         In January 2002, we filed a lawsuit against an individual for non-payment of funds owed relating to the purchase of common stock. We have been awarded summary judgment in the amount of $135,000, of which $21,500 remained uncollected at September 30, 2004.

         In January 2004, Dial-Thru International Corporation filed a lawsuit against us in the Superior court of the State of California, County of Los
Angeles, claiming damages of $4 million as a result of our breach of an agreement that was signed in October 2000. It is our position that claim is without merit as we properly exercised a contractual right to terminate the agreement. In February 2004 we filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting our motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, Dial-Thru filed substantially the same suit against us in the United States District Court in the State of Utah. We will vigorously contest the claim. At this point, we do not believe that the eventual outcome of the matter will result in a material amount due from us.

Item 2. Changes in Securities and Use of Proceeds

Recent Sales of Unregistered Securities.


         During July and August 2004, we entered into a private placement transaction with four existing shareholders of the Company in the aggregate amount of $3,000.000. Pursuant to the private placement, we issued 750,000 shares of common stock at $4.00 per share. All such shares were issued for cash and were issued in reliance upon certain exemptions from registration under the Securities Act of 1933. The gross offering proceeds received from the sale of such shares was $3,000,000, and the Company paid no underwriting discounts or commissions. We also agreed to file a registration statement covering resales of the shares of common stock by these existing shareholders at a later date.

         On July 8, 2004, we completed the acquisition of the assets of Point De Vente Inc, a distributor of prepaid wireless products based in Montreal, Quebec, Canada. We delivered 12,127 shares of common stock valued at $4.12 per share. We also assumed the net liabilities of the Point De Vente Inc. and agreed to provide a cash infusion of approximately $400,000 for working capital.

         On July 16, 2004 we issued 1,667 shares of restricted common stock to an officer pursuant to a stock bonus plan issued in December 2002. The shares were valued at $7,668.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits:

Exhibit No.           Description
-----------           -----------

  10.19#              Agreement  between Q Comm  International,  Inc.,  and
                      Posa Tech, Inc.

  31.1                Chief  Executive  Officer  Certification  pursuant to
                      section 302 of the Sarbanes-Oxley Act of 2002.

  31.2                Chief  Financial  Officer  Certification  pursuant to
                      section 302 of the Sarbanes-Oxley Act of 2002.

  32.1                Chief  Executive  Officer  Certification  pursuant to
                      section 906 of the Sarbanes-Oxley Act of 2002.

  32.2                Chief  Financial  Officer  Certification  pursuant to
                      section 906 of the Sarbanes-Oxley Act of 2002.

# Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain portions of this exhibit under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.


b. Reports on Form 8-K:

We filed the following Form 8-K's during the three months ended September 30, 2004.

     1. On August 27, 2004, we filed a current report on Form 8-K, reporting under Item 1.01, our acquisition of a certain number of Qxpress merchant accounts from Posa Tech, Inc.

     2. On September 7, 2004, we filed a current report on Form 8-K, reporting under Item 5.02, the appointment of Harry Hargens to our Board of Directors.

     3. On September 10, 2004, we filed a current report on Form 8-K, reporting under Item 4.01 and 9, announcing that we were changing our auditors from Prichett, Siler & Hardy P.C. to Tanner + Co. (This filing was amended by current report on Form 8-K/A filed on September 28, 2004).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Q Comm International, Inc.
                                           (Registrant)

Date   November 11, 2004                   /s/Terry D. Kramer
       -----------------                   ------------------
                                           Terry D. Kramer
                                           Chief Executive Officer

Date   November 11, 2004                   /s/ Michael K. Openshaw
       ------------------                  -----------------------
                                           Michael K. Openshaw
                                           Chief Financial Officer
                                           (Principal Accounting Officer)