Form 10KSB
period 2004-12-31
Q COMM INTERNATIONAL INC
filed 2005-04-12
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                     ANNUAL REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      FOR THE YEAR ENDED DECEMBER 31, 2004

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

              501 East Technology Ave, Building C, Orem, Utah 84097
              -----------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (801) 226-4222


Securities registered under Section 12(b) of the Exchange Act:

                                                    Name of Each Exchange
           Title of Each Class                       on Which Registered
           -------------------                  -----------------------------
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

                                Yes |X|   No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- KSB or any amendment to this Form 10-KSB. |X|

For the year ended December 31, 2004, the revenues of the issuer were $40,801,841.

As of March 21, 2005, 5,086,544 shares of the issuer's common stock were outstanding. The aggregate market value of the issuer's common stock held by non-affiliates as of March 21, 2005, based on the closing price on the American Stock Exchange of $5.48 on that date was approximately $26,170,688. See Footnote
(1) below.

                    Documents Incorporated by Reference: None


(1) The information provided shall in no way be construed as an admission that any person whose holdings are excluded from the figure is an affiliate or that any person whose holdings are included is not an affiliate and any such admission is hereby disclaimed. The information provided is solely for record keeping purposes of the Securities and Exchange Commission.

                           Q COMM INTERNATIONAL, INC.
                               FORM 10-KSB REPORT

                                December 31, 2004

                                TABLE OF CONTENTS


                                                                            PAGE
PART I
 Item 1.  Description of Business                                              2
 Item 2.  Description of Property                                             12
 Item 3.  Legal Proceedings                                                   13
 Item 4.  Submission of Matters to a Vote of Security Holders                 13
PART II
 Item 5.  Market for Common Equity and Related Stockholder Matters            13
 Item 6.  Management's Discussion and Analysis or Plan of Operations          14
 Item 7.  Consolidated Financial Statements                                   24
 Item 8.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                           40
 Item 8A. Controls and Procedures                                             40
PART III
 Item 9.  Directors and Executive Officers                                    41
 Item 10. Executive Compensation                                              43
 Item 11. Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                    45
 Item 12. Certain Relationships and Related Transactions                      46
 Item 13. Exhibits List and Reports on Form 8-K                               47
 Item 14. Principal Accountant Fees and Services                              48
SIGNATURES                                                                    49




 FORWARD-LOOKING STATEMENT INFORMATION
 Various statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth under Part I, Item 1; (iii) set forth under the headings "Legal Proceedings" in Part I, Item 3; and "Management's Discussion and Analysis or Plan of Operations" in Part II, Item 6, of this Annual Report on Form 10-KSB, and (iv) set forth in the Company's periodic reports on Forms 10-QSB and 8-K as filed with the Securities and Exchange Commission since January 1, 2004. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

                                     PART I

Item 1. Description of Business

Overview

         Our business consists of the purchase and resale of prepaid telecommunication products over a proprietary electronic point of sale system. Introduced in September 2003, our proprietary Qxpress system includes the Qxpress 200 terminal or VeriFone 3700 series terminal, a data center and the software and communication protocols that manage, operate and maintain the system and that enable the terminals to communicate with the data center. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

         The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The Qxpress system can support the sale of a broad range of prepaid products, in electronic format, from a single terminal placed in convenience stores and other retail establishments. Using a Qxpress terminal, a retail merchant can sell wireless telephone time, traditional long distance service or other telecommunication products, add credit to a prepaid debit card, add wireless time to a customer's account by electronic bill payment or sell other prepaid products. In general, the prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add time to a prepaid cellular handset, make long distance calls or add funds to a debit card by calling the provider of the product and providing the PIN. The consumer pays for the product by paying the retail establishment in which the terminal is located. The terminal records the transaction and sends the relevant information to our data center where it is processed and accounting and transaction records are generated.

         Our system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. As a distributor of prepaid products in this market, we purchase PINs from national and regional telecommunication carriers and distribute these through our established networks of retail outlets, such as convenience stores, wireless product stores, check cashing stores, grocery stores and discount stores.

         The prepaid transaction market is rapidly expanding into various types of non-telecommunications products, such as gift and loyalty cards, prepaid debit cards, bill payment and money transfer. In addition to distributing traditional telecommunication products, our system is currently used to provide many of these products as well, although they have not yet become a significant source of revenue.

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

         Reduction in distribution costs, carrying costs and shrinkage. There are three fundamental problems with the traditional hard card or voucher system for delivering prepaid wireless and wireline telecommunication products: high distribution costs; high carrying costs; and shrinkage. Carriers sell the hard cards to brokers who resell them to the retail outlets. The carriers print the cards and ship them to brokers who, in turn, store the cards and ship them to retail stores. The retailers depend on the brokers to provide them with a sufficient number of cards to meet their demand. Both the brokers and retailers have to allocate valuable working capital to maintain an adequate inventory of cards. For example, based on informal discussions we have had with distributors and merchants, we have found that a convenience store may stock up to $18,000 worth of hard cards at any given time in various denominations and from different carriers. A broker may service hundreds of convenience stores, requiring it to maintain inventory valued in the millions of dollars. If a retailer does not have a particular card in stock, it loses a potential sale. In addition, theft is a significant problem for many retailers who carry hard cards because the cards are usually readily accessible, easy to conceal and have an intrinsic value. An electronic processing system reduces theft risk. It also permits better inventory management for distributors and merchants by eliminating the need to stock cards with a variety of denominations and by permitting a "just-in-time" inventory purchasing program.

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

         Improved distribution of financial services. An appropriately enabled point-of-sale activation system that can process a wide variety of financial transactions, including replenishing prepaid debit cards, bill payment, funds transfers and currency exchanges, permits the consumer to engage in these kinds of transactions in his or her neighborhood and at almost all hours.

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

         Many carriers provide prepaid wireless services in the United States and Canada. They offer time increments in values ranging from $10 to $200 with most purchases being in the $10 to $50 range. Various carriers provide their prepaid plans bundled with the purchase of a phone. Prepaid plans typically allow the end-user 30 to 90 days to use the allotted airtime. If not used, the minutes are forfeited at the end of the period. However, consumers can keep the remaining time by extending their service before the existing plan expires. There can be significant differences between the carriers in terms of quality of equipment, quality of service and plan features, such as voice mail, call waiting and three-way calling.

         The prepaid wireless market is the dominant wireless market in most of the world, however it has had limited use in the United States and Canada, where it has been targeted primarily at consumers whose credit history and economic condition will not support an application for post-paid service. Accordingly, prepaid wireless has been more expensive on a per minute basis than post-paid wireless, in part because the target market had no effective alternative and in part because carriers looking to build and maintain a stable customer base disfavored prepaid customers who could more easily discontinue service than could postpaid customers on a contract.

         As competition among wireless carriers has intensified, carriers have become increasingly interested in prepaid service and have made changes in their distribution systems in an attempt to attract to prepaid plans not only the credit challenged but also those with good credit histories who, for various reasons, may prefer a prepaid plan. This has resulted, among other things, in a faster reduction in per-minute charges for prepaid services than for postpaid services and the narrowing of the cost gap between the two alternatives. In its 2003 report on the U.S. prepaid wireless market, Frost & Sullivan projected that the United States market for prepaid wireless services will grow from $5.7 billion in 2001 to $14.3 billion in 2005, a compound annual growth rate of 25.85%, and that the number of subscribers for prepaid wireless services will grow from 13.3 million to 34.8 million during the same period.

         As a part of their effort to promote prepaid plans, the carriers have generally been supportive of improvements in the distribution chain that allow prepaid wireless products to be more widely and conveniently available to consumers. Electronic systems, such as our Qxpress system, have the potential to promote efficiency in the distribution of prepaid products generally and therefore have the potential to increase the attractiveness of prepaid products to consumers and merchants and to reduce distribution costs for prepaid products. At the same time, many carriers are experimenting with the Internet as a medium to provide product replenishment to prepaid subscribers. The use of the Internet may offer various advantages to carriers, including the ability to bypass the traditional distribution network. We view Internet based systems as potentially competitive with our system although internet distribution may also present an opportunity for us. However, we believe that the traditional point-of-sale distribution networks will remain robust in order to meet the needs of consumers who do not have Internet access or credit cards or who have an immediate need to replenish telephone time when they are not able to connect through the Internet.

         The market for wireless telecommunication products in general and prepaid telecommunication products in particular is in a state of rapid change. In order to succeed in the prepaid telecommunication products, we will be required to anticipate and respond appropriately to market developments as they occur.

The Q Comm Solution

         Qxpress is an integrated electronic point-of-sale activation and management information system that addresses many of the challenges to the prepaid products distribution system. The Qxpress system provides retailers, brokers and suppliers with a system that facilitates and processes transactions for multiple prepaid products, collections, and custom reporting. It includes our proprietary point of sale terminal or VeriFone terminal, a data center, the software to run the terminals and the data center, transactional communications/protocols that enable the terminals and the data center to communicate with each other, and professional services, which include customer and technical support. The combination of the data center and the terminal not only processes transactions but also provides a suite of information management tools to assist merchants, brokers, carriers and others in the distribution chain.

         Terminal hardware. Our initial point-of-sale activation system terminal was a commercially available product with limited functionality. It could only support a limited number of products and did not have the ability to support transaction processing services such as sales and management reports. We still used this terminal in a decreasing number of locations until October 2004, when we discontinued supporting the system and migrated remaining customers to our new Qxpress 200 terminal.

         In the third quarter of 2002, we began shipping the Qxpress 200 terminal, our custom-designed, proprietary point-of-sale activation system terminal. The Qxpress 200 terminal, which is about the size of a telephone and sits on the checkout counter, features a significantly improved aesthetic design as well as additional functionality that significantly improves distribution efficiencies at the retail counter and in the back office. The new features include a large terminal face that makes the operation of the Qxpress 200 unit intuitive for the first time user and even faster for the seasoned employee. Each terminal also incorporates a 3-track magnetic stripe reader, multi-level password security, unique entry, unique denomination, real-time PIN and PIN-less transaction capability. Each terminal can support multiple platforms, methods, suppliers, categories, products and foreign currencies and languages. A streaming media display reads like a tiny, electronic billboard that consumers view during purchases - an effective means to enhancing brand awareness or to introduce new products.

         All steps required to initiate a prepaid transaction are contained within a particular sequence of specifically designed screen displays. The information that is displayed depends on the particular task or product sequence initiated by the user. The sales process is implemented by the retailer inputting product selection, language, denomination, password and print or cancel. The retailer enters all of the relevant information, including the vendor and the transaction amount, by pressing various keys on the terminal. The terminal prints the PIN, simple activation instructions and any other relevant information on a blank card that the retailer keeps in stock. The capability of the terminal to store commonly used PINs allows for "offline" transactions to be completed. This is an important feature given that stores typically have only one phone line to service several devices (e.g. ATM, debit/credit card terminal, and telephone). Transactions are stored on the terminal until it calls our data center, at which time the terminal transfers stored transactions and restocks PINs.

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

         In the first quarter of 2004, we announced that we have also modified our software to run on a VeriFone 3700 series terminal. We began beta testing in March 2004 and announced the commercial launch in the second quarter of 2004. This terminal is capable of providing both our prepaid application, which calls into our data center and functions much the same as our Qxpress 200 terminal, and standard debit/credit card processing through the merchant's processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. While the VeriFone terminal does not offer as many options as our Qxpress terminal for selling prepaid products, it is an excellent solution for customers who prefer to have only one terminal in their retail establishment. In March 2005, we announced that we had added the Ingenico terminal to our Qxpress system and would begin beta testing soon. We are currently developing our software to enable other commercially available terminals to be used with our system, which we believe will further expand our customer market.

         Data center. The data center is the key to the overall function of the Qxpress system, serving as an inventory and information hub for the distribution of prepaid products. At the same time that we developed the Qxpress 200 terminal, we also developed new software for our data center and new communication protocols that allow for two-way communication between the data center and the terminals. The data center electronically distributes prepaid products to the terminals and the terminals report all of their transactions to the data center where the information is stored. The communications protocols, which work in conjunction with the Qxpress 200 terminals and data center, create a flexible delivery platform for multiple services formats, including real-time, just-in-time and batch inventory distribution, PIN-based transactions and PIN-less transactions. These methods enable efficient restock, quick product additions, and reporting and management capabilities. Through our data center, we are also able to offer electronic automated clearing house, or ACH, services, which automatically transfers funds from the merchants' accounts to our account, eliminating the need for billing and collecting, as well as detailed accounting, inventory, sales, transaction and other management information reports for the retailers, brokers and carriers or other suppliers of the products we resell through our system. In addition, the system controls the advertising message on the back face of the terminal, can produce custom-designed text and graphics for card backs. The system also works as a mechanism to process magnetic swipe transactions. Finally, the data center and communication protocols are
TCP/IP-enabled to allow the system to connect to all types of devices and communications and enterprise systems. As a result, our system can also be integrated with third-party point-of-sale hardware/communications systems to provide an interface with installed legacy equipment.

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

         The just-in-time communications protocol supports our just-in-time solution. Just in time provides for dynamic assessment and deployment of PIN inventory versus the standard batch-to-batch based on time or level. The just-in-time process is not limited to the product type only, but rather applies also to the denomination level, allowing Qxpress to establish a history of PIN sales by denomination. This is used to determine the number of PINs an individual terminal should stock, with the objective of allowing a terminal to complete a typical day's transactions without having to call the data center to restock. In this environment, the terminal is able to call the data center during early morning hours when phone line requirements are at a minimum. As our number of terminals in service increases, inventory requirements for PINs will continue to escalate. The just-in-time methodology allows us to effectively manage our PIN inventory while establishing additional benefits to the merchants and carriers by providing the ideal inventory of PIN or product on demand.

         The ability for real-time communications supports any transaction that needs to have a real-time element to it. A real-time process is usually required in PIN-less or immediate crediting environments, such as bill payment or debit card.

         Transaction Processing. We currently process transactions from one primary data center with one remote data center as backup. We administer all of our data centers from our headquarters. Our primary data center is located in Lindon, Utah in a bunkered, redundant, certified hosting center with multiple backup power sources, peered networking, secure biometric and card-controlled access. Our secondary facility is located in our headquarters in Orem, Utah. To ensure redundancy, our Lindon and Orem data centers use different physical and network infrastructures. Both centers have adequate telephone and data access and we purchase telephone and network services from multiple vendors. Either center is capable of acting as the sole processing facility for all of our transactions in the event of a failure of the other center and all transaction data is reported to both locations.

         Our transaction processing facilities run on industry standard Intel based hardware. We use Debian Linux for our operating system. We use multiprocessor, RAM laden servers with RAID Level 5 or RAID Level 1 on every system. We use MySQL as the database platform and PHP scripting in conjunction with Java servlets for the administration tools. All information is stored in the back end data store that is also fully encrypted and secure. Our high availability infrastructure employs hot-standby, instant failover services to ensure greater than 99.99% service uptime. All data is backed up a minimum of once per day. The data store is replicated across physical platforms constantly so that there are always at least three copies of critical data at any given point in time. Backups are stored off site in a secure facility. The administration web site uses 128-bit SSL running on an Apache web server. Java servlets and applications are run using the JBoss application server. Our networks are secured using Redundant Devil Linux servers which employ Department of Defense, triple-layered DMZs. We use VPN technology to securely connect data centers.

         All Q Comm production systems and servers are monitored in real time 24x7x365. IT personnel are notified promptly of any problems or performance degradations. The monitoring system aggressively tests the system from end-to-end to determine that all terminals in the field can sell products and report transactions. Software, hardware and network engineers are on call 24 hours a day, 7 days a week.

Growth Strategy

         Our goal is to become the leading provider of transaction processing and information management services for prepaid products. In order to achieve this goal we must expand our distribution network of brokers and distributors, increase the number of products and services that we sell and develop new applications for our technology.

         We will seek to expand our presence in the prepaid telecommunications market. We believe that the prepaid telecommunications market by itself presents an attractive opportunity for us. Currently, we distribute wireless telecommunications products from 20 carriers and distribute Qxpress terminals through more than 70 brokers, agents and other intermediaries. We believe we can expand our existing relationships with carriers and independent sales organizations as well as enter into relationships with additional carriers and independent sales organizations. In addition, we intend to pursue direct strategic relationships with large retail chains to distribute prepaid products and services through their stores.

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

         We will develop new revenue models. Currently, we derive substantially all of our revenue from reselling prepaid products. The margins under this model are relatively small after taking into account our cost to acquire these products and the commissions and fees we have to pay to intermediaries in connection with each transaction. In order to address new markets and offer more flexibility to our customers, in March 2003, we introduced a second revenue model, which we call the "service bureau" model. In this scenario, we license our technology and the licensee is responsible for buying the prepaid products, reselling them, deploying the terminals, customer support and providing management information reports. In addition to generating one-time revenues from the sale of terminals, we earn revenue from transaction fees for each transaction effected over the Qxpress system on an ongoing basis. While this model results in lower revenue per transaction, the gross margins are higher. We established our first service bureau in Canada in March 2003 and currently have a total of four with a fifth in progress, with all but one of them outside the U.S. We plan to offer both models to our domestic clients and only the service bureau model to our foreign customers. We anticipate that this will be our primary model in connection with our international expansion.

         We will seek to expand internationally. Historically, we derived less than one percent of our annual revenues from international operations. In the first quarter of 2003, we commenced operations in Canada, establishing a service bureau for a Canadian distributor. Our international opportunities are significant since the prepaid telecommunications market is much larger outside the United States than in the United States. For example, in some European and Asian countries prepaid wireless accounts for up to 80% of the wireless market. Given the maturity of the prepaid market in Europe, it is a natural market for our point-of-sale activation system. The same would be true for Asia and Latin America. During 2003, we entered into agreements with new customers and installed data centers in France, Australia, the Bahamas, and Canada. We anticipate continuing to add service bureau customers in strategic locations during 2005. During 2004, we acquired Point de Vente (PDV), our service bureau customer in Canada and now operate PDV as a wholly owned subsidiary.

         We will expand our technology to include other distribution methods. In 2004, we modified our system to run on a VeriFone terminal and in March 2005 announced that we would begin beta testing on the Ingenico terminal. We anticipate adding two more commercially available terminals during 2005. We will seek other opportunities to further develop our system to interface with other debit/credit card terminal models, ATM machines, electronic cash register systems and PC based point-of-sale systems.

         We will consider strategic acquisitions. At the present time, we have no plans to make additional acquisitions. However, we will consider specific acquisition opportunities if we believe they have strategic value. The types of acquisitions that we would consider as having strategic value include businesses with technology that complements our technology, businesses with prepaid products that we could add to our portfolio or businesses that would enable us to expand our distribution channels or expand geographically.

Competition

         Transaction processing and management information services for prepaid products are relatively new markets. However, we anticipate that this market will grow rapidly as the demand for prepaid products grows. Competition for our services may come from a variety of sectors, including companies, such as First Data Corporation, that provide transaction processing and management information services to the credit card market, companies, such as HyperCom and VeriFone, that supply electronic point-of-sale activation equipment, as well as companies, such as 9278 Communications, Blackstone Calling Card, Pre-Solutions, Debisys, Advanced Payment Systems, Incom, Euronet and LDC Direct, that distribute a variety of prepaid telecommunication products and have developed or are in the process of developing electronic point-of-sale activation systems. Competition may also come from technology companies and e-commerce solution providers. The technology for point-of-sale activation systems is rapidly evolving. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition. Although most of our competitors are privately held companies, some have substantially greater resources and/or pre-existing market share that enable them to establish a stronger competitive position than we have, in part through greater marketing opportunities.

         Because our system is focused on point-of-sale purchases, we also face competition from systems that offer prepaid products over the Internet. Internet based commerce has increased dramatically in recent years as more and more people have access to the Internet, as e-commerce becomes generally accepted as safe, reliable and efficient, and as access speed and convenience increase. Most or all of the prepaid products that we can offer can also be offered over the Internet, either by the suppliers themselves or by intermediaries or both. Many of the advantages of our system over traditional distribution systems will also be available through the Internet. However, online purchases require access to the Internet and a credit card or other type of credit account. We are evaluating internet-based distribution opportunities to determine whether a strategic fit with our distribution model exists.

         We believe that the principal competitive factors in our market include the following:

          -    Cost efficiencies;
          -    Breadth and depth of product offering;
          -    Quality of service;
          -    Convenience;
          -    Breadth of geographic presence;
          -    Customer service;
          -    Use of technology;
          -    Reliability; and
          -    Availability of enhanced services.

         We believe our competitive strengths include the following:
          - Ease of use. We believe that our Qxpress 200 terminal is the only one in the market designed specifically for prepaid products. Other terminals are generally adaptations of terminals designed for other purposes, such as processing credit card transactions. In designing a terminal for the prepaid transaction industry, we were able to take into account the specific needs of that industry. For example, our terminal includes an advertising display screen facing the customer, hot keys for commonly sold products, and a user training module included in the terminal. The success of this strategy has already begun to manifest itself by the strong market response to our new terminal.
          - Versatility and flexibility. We are able to offer our customers a wide array of products, both with a large number of product types and with several different carriers for products. Our business model allows customers to sell their own products through our terminals as well, while several of our competitors require their customers to only sell products supplied by the competitor. We are also able to offer our products and services through alternative terminals.
          -    Turn-key  solution.  We are  one of the  few  companies  in  this industry that have developed a proprietary terminal that communicates directly with an accompanying data center to record and process transactions. This gives us total control of the transaction from beginning to end, which allows us to ensure service quality for our customers.
          - Ability to customize. Since we own the "front end" (terminal) and "back end" (data center) of the process, we are able to develop custom applications for customers in a relatively short time frame. We employ several experienced programmers in order to quickly respond to such requests. Examples of these requests include items ranging from custom reporting of transactions to enabling the terminal to process different types of transactions, such as debit/credit card transactions and PIN-less magnetic card swipes. We are also able to adapt our system to utilize alternate delivery methods, such as ATM's, cash registers and other terminal devices.
          - Scalable, efficient operating structure. As a result of our technology, we can easily expand our operations without significantly increasing our fixed costs. Because all transactions are processed through our data center, we believe that our existing infrastructure can support a much higher revenue base. We believe this will be a significant competitive advantage as our business grows.

         We believe that Qxpress will allow us to compete successfully in the market for prepaid transaction processing and management information services. Nevertheless, our ability to compete successfully will depend on our ability to support the distribution channels that are in fact used for prepaid products, our financial condition and our related ability to form strategic alliances and joint ventures with third-party telecommunications service providers. We cannot assure you that we will be able to compete successfully, and a failure to successfully compete would have a material adverse effect on our revenue growth and earnings. See "Risk Factors" below for a more in-depth discussion of various risks associated with our business.

Suppliers and Customers

         We distribute prepaid telecommunication products, primarily PINs, from a number of sources, including national carriers such as Verizon Wireless, AT&T Wireless, Cingular and T-Mobile, as well as regional and local carriers, such as Hargray Wireless and Iowa Wireless. We have direct purchase agreements with some of these carriers. In other cases we purchase products from secondary sources. The carriers determine prices for their products and we do not control the frequency or the quantity of the sales. To date, we have not experienced any supply side issues, meaning we have been able to purchase a sufficient number of products to meet customer demand. Some of our suppliers require that we pay for their products immediately, others extend us terms and some provide us with product on consignment.

         We frequently add new wireless products as the demand arises. During 2004, we have added a number of private label wireless products offered through Mobile Virtual Network Operators (MVNOs). These products include Boost Mobile, Tracfone, Omni Wireless, Page Plus, O Mobile, Platinum Tel and Locus Mobile. Revenues from such products were approximately $3.4 million during 2004, up from $280,000 in 2003. While these products generally offer better margins, the wireless market is highly competitive and historically MVNOs have a higher failure rate than national wireless carriers. We will continue to evaluate new MVNO products and selectively add products with proven market demand.

         We have entered into agreements with approximately 70 brokers who, we believe, service over 100,000 retail locations throughout the country. Each broker and each retailer is required to execute a Services and Rental Agreement and an ACH Agreement under which they authorize us to withdraw funds from their accounts to pay for the products they sell. In 2004, sales of Iowa Wireless products accounted for 46% of our revenues. In 2003, sales of Iowa Wireless products accounted for 59% of our revenues and sales of Hargray Wireless products accounted for 14% of our revenues. Our strategies for 2005 include diversification of our products and customers by broadening our account base.

         The Qxpress 200 terminal is manufactured to our specifications by Universal Electronics, Inc., Milwaukee, Wisconsin, and by Shera Technology located in Shanghai, China. We purchased the original Qxpress terminal from LDC Direct, which also provided us with transaction processing services. We discontinued use of the LDC system in 2004. We have entered into an agreement with VeriFone to allow us to purchase terminals directly from them.

Sales and Marketing

         Our sales and marketing strategy is designed to attract new customers, increase the number of retailers that use the Qxpress system, increase the volume of transactions per unit and develop new applications. Our sales and marketing department has 11 people including our vice president of sales and our marketing director. We plan to hire at least one additional territory sales manager in addition to the five we presently employ. Our sales staff is responsible for soliciting prospective new customers as well as for providing technical and training advice and customer support. Finally, our sales and marketing staff is also responsible for identifying new applications for the Qxpress system. Once these applications have been identified, our engineering department develops the new applications.

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

         We have filed multiple provisional patent applications in the United States relating to our proprietary technology, including, i) design patent application, serial number 29/169,739, filed on October 25, 2003, for our
"point-of-sale-activation device," ii) patent application, serial number 10/351,493, filed on January 23, 2003, covering: "system and method for distributing inventory for point-of-sale-activation services," iii) patent application,  serial  number  10/350,198,  filed on January 23, 2003,  covering:
"point-of-sale-activation device," and iv) patent application, serial number 10/350,203, filed on January 23, 2003, covering: "system and method for point-of-sale training concerning prepaid service transactions." We were recently awarded a patent on the first application for the design of our terminal. The other patent applications are currently pending. We cannot assure you that any allowed patent claims will result from these applications, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

Employees

         As of March 21, 2005, we had 34 employees, all of whom were full-time employees.

Corporate Information

Q Comm International, Inc. was incorporated in Utah in 1998. On March 20, 2000, we acquired 100% of Azore Acquisition, Inc., a corporation organized under the laws of the State of Nevada. Azore was afterwards merged into Q Comm and dissolved. Azore had no operations at the time of the merger. Our principal executive offices are located at 510 East Technology Ave, Building C, Orem, Utah 84097. The telephone number is (801) 226-4222 and the internet website address is www.qcomm.com. The information on the website is not incorporated in this report as a result of this reference. We make available on the website all materials filed with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB, Current Reports on Form 8-K and amendments to these reports as soon as such materials have been filed with the Securities and Exchange Commission.

                                  RISK FACTORS

         You should carefully consider the risks described below, our financial statements and the notes to those statements, before you purchase any of our securities.

We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

         From the date on which we became a C corporation in 1998 through December 31, 2004, we incurred cumulative losses of $19.8 million. For the years ended December 31, 2004 and 2003 net losses were $6.5 million and $5.7 million, respectively. Unless we can significantly increase the number of our Qxpress terminals in use, we will continue to incur losses for the foreseeable future.

Our working capital may not be sufficient to sustain us until we reach profitability.

Our gross profit margins have historically been low, which makes it difficult to achieve profitability.

         Our margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, were approximately 3.5% in 2004 and 2.3% in 2003. As a consequence, for us to be profitable to any meaningful extent, we must do one or more of the following:
          -    increase our revenue per terminal;
          -    increase the number of revenue generating terminals;
          -    add new products with higher profit margins to our portfolio; or
          -    develop new revenue models.

         In order to increase our revenue from our historical business, we must increase the number of terminals in use. In order to expand our product line, we must enter into relationships with the suppliers of these products, establish new sales channels or expand existing channels and develop processing applications to handle the new products. Finally, new revenue models must be accepted by the market and may have ancillary adverse consequences, such as recognizing revenue on a "net" basis rather than a "gross" basis as we do now. We cannot assure you that we will be able to achieve any of the above goals.

The future success of our business will require a substantial marketing effort on our part, including expending significant amounts of capital that could otherwise be used to purchase or develop new products.

         Our future success depends on our ability to successfully market our point-of-sale activation system as the preferred distribution method. This will require us to allocate a significant amount of our working capital to sales and marketing. This will reduce the amount of working capital available to develop new products and services. There is no assurance that our marketing efforts will be successful.

Most of our revenue growth is derived from a single class of product -- prepaid wireless -- which makes us particularly vulnerable to changes in consumer preferences and market saturation.

         Although we currently offer a variety of prepaid products, 90% of our revenue for the year ended December 31, 2004 was generated from sales of prepaid wireless products. The market for prepaid wireless has experienced substantial growth in past years. Our revenues have grown as this market has developed and expanded in the United States. We cannot assure you that this market will continue to grow. If it does not and we do not develop new products, our rate of revenue growth could decline rapidly, resulting in higher net losses.

Most of our business is placed through a small number of brokers. The loss of any one of these accounts could reduce our revenues.

         A small number of brokers account for a large percentage of our revenue. One aspect of our growth strategy is to increase the breadth of our account base. However, a high level of customer concentration could continue for the foreseeable future. In 2004, our three largest customers accounted for approximately 64% of revenues. We cannot assure you that the level of sales to these brokers will be sustained from year to year and there is a risk that these principal brokers may not continue to sell our products in the future. To the extent that any significant broker reduces its reliance on us, terminates its relationship with us, or defaults on payments, our revenues in the relevant fiscal period could decline substantially, which would result in lower net profits or a greater net loss.

The industry in which we operate is highly competitive, has low barriers to entry and has rapidly changing technology. Increased competition could result in margin erosion, which would make profitability even more difficult to achieve.

         The  market  for  prepaid   transaction   processing  and   information
management services is becoming increasingly competitive and is highly fragmented. This market includes companies that provide either point-of-sale activation terminals only, such as HyperCom and VeriFone, or information management services only, such as Blackstone, PreSolutions and DebiSys, as well as companies that provide integrated solutions, such as LDC Direct. In addition to companies that are focused solely on the prepaid transactions market, we also face competition from companies, such as First Data Corporation, that provide transaction processing and information management services to the postpaid market. We could also face competition from e-commerce solution providers. Finally, we may in the future face competition from suppliers, such as telecommunication companies who may decide to provide electronic solutions directly to brokers and merchants.

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

         We rely on independent brokers, distributors, wholesalers and other intermediaries to distribute our point-of-sale activation system to retail merchants. Currently, we distribute through approximately 70 brokers. In order for us to achieve a meaningful level of market penetration, we must significantly increase this number. Until now, our relationships with our brokers have generally been on a short-term, non-exclusive basis allowing them to reduce or cancel their business with us without penalty and with little or short notice. The prepaid products that we sell are widely available from a number of sources. We are not able to offer exclusive products or price advantages to our brokers. Rather, we rely on the quality of our Qxpress system to induce brokers to contract with us. If we do not continue to offer performance and service advantages, our brokers may not aggressively market our system to their retail networks or may terminate their relationship with us. We cannot assure you that we will continue to derive revenue, at current levels, or at all, from our existing brokers, or that we will be able to successfully establish relationships with new brokers.

We have no control over the prices suppliers charge us for their products and we may not always be able to pass through price increases to our customers. As a result, price increases could have a negative impact on our margins and profitability.

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

         In the future, we may need to raise additional capital to meet the capital requirements of our business or to take advantage of expansion or acquisition opportunities. If we are unable to do so, we may not be able to increase our revenues or achieve profitability. Even if we are able to secure additional capital by selling equity or equity-linked securities, these securities could dilute the ownership percentage of our existing stockholders. The securities that we might sell could also have rights, preferences or privileges senior to those of our common stock. We cannot assure you that we will be able to obtain additional financing when needed on acceptable terms or at all. We have a guaranteed commitment for up to $2.9 million from a member of the board of directors to finance current operations, if necessary. If we are unable to obtain additional financing on terms satisfactory to us when needed, our operations could be substantially curtailed and the price of our common stock could decline significantly.

Significant rapid growth could strain our internal resources, which could lead to a lower quality of customer service, reporting problems and delays in meeting important deadlines. If we do not upgrade our internal systems and controls we may not be able to manage this growth properly.

         Any significant revenue growth will strain our existing financial and operating resources. For example, the accounting system we currently use is limited in its financial reporting and we may need to purchase new accounting software and to hire additional qualified people for our accounting department as we grow. Expanding our operations will increase the demands on our senior management and our customer service departments. We will need to continually improve our management, operational, financial and other departments to manage our growth properly and any failure to do so may lead to inefficiencies and/or redundancies and may impair our ability to provide accurate and timely information and reports to our stockholders.

The market price of our common stock has been volatile and may continue to fluctuate significantly because of various factors, some of which are beyond our control.

         Our stock price has been extremely volatile, fluctuating over the last two years between $2.00 and $14.85. These fluctuations have been unrelated to or disproportionately affected by our operating performance. The market price of our common stock could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond our control. These factors may include one or more of the following:
          - Quarterly operating results falling below or exceeding expectations in any given period;
          - Changes in economic conditions generally or in the telecommunications or banking industries;
          - Market fluctuations relating to markets generally or market sectors that include our competitors, which may or may not be based on earnings or other announcements by us or our competitors;
          - Fluctuations in our revenue which may or may not be related to changes in the way we conduct our business;
          - Announcements by our competitors of new technological innovations, service offerings, contracts, acquisitions or strategic relationships;
          -    Departures of key personnel; and
          -    Changes in business or regulatory conditions.

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

We have a limited number of stockholders and our stock is thinly traded.

         As of December 31, 2004, there were approximately 320 stockholders of record and our average daily share volume for the year ended December 31, 2004 was 17,000 shares. The relatively low number of stockholders and trading volume may create significant volatility in our share price or other adverse market conditions that negatively affect stockholders.


Item 2. Description of Property

         In February 2004, we moved our executive offices, warehouse and other property to a new location in Orem, Utah. We lease 6,094 sq. ft. of space at 510 East Technology Avenue, Building C, Orem, Utah from TCU Properties I, LLC under a lease agreement dated as of December 23, 2003. The base monthly rent for 2005 will be $7,061 including all utilities, cleaning and security. The lease is for a five-year period, however, we may cancel the lease after three years.

         We also lease space for our Canadian office. The rental agreement requires a monthly payment of $2,070 and expires in November 2008.

Item 3. Legal Proceedings

         As of March 21, 2005, we are not a party to any legal proceedings, except as set forth below.

         In January 2002, we filed an action against an individual for non-payment of funds owed relating to the purchase of common stock. We have been awarded summary judgment in the amount of $135,000 and expect to receive the remaining outstanding amount, which was $10,768 at December 31, 2004.

         In January 2004, Dial-Thru International Corporation filed a lawsuit against us in the Superior Court of the State of California, County of Los
Angeles, claiming damages of $4 million as a result of our breach of an agreement that was signed in October 2000. It is our position that claim is without merit as we properly exercised a contractual right to terminate the agreement. In February 2004, we filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting our motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, Dial-Thru filed substantially the same suit against us in the United States District Court in the State of Utah. We will vigorously contest the claim. At this point, we do not believe that the eventual outcome of the matter will have a material adverse impact on our financial position, results of operations or liquidity.

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

                              Sales Price           Bid Price
                            ---------------     -----------------
                             High     Low        High       Low
                            -------  ------     -------    ------
     2003
     ----
     First Quarter          $ 14.85  $ 7.50     $ 13.50    $ 7.05
     Second Quarter
     (as of June 24)        $ 10.95  $ 4.65     $ 10.95    $ 4.65
     Third Quarter          $  8.04  $ 5.25      Not Applicable*
     Fourth Quarter         $  7.70  $ 2.00      Not Applicable*

     2004
     ----
     First Quarter          $  7.37  $ 3.63      Not Applicable*
     Second Quarter         $  4.68  $ 2.60      Not Applicable*
     Third Quarter          $  5.50  $ 3.75      Not Applicable*
     Fourth Quarter         $  6.00  $ 3.35      Not Applicable*

     2005
     ----
     January 1, 2005-
     March 21, 2005         $  5.58  $ 3.41      Not Applicable*


         *On June 25, 2003 our common stock began trading on the American Stock Exchange.

Holders

         As of March 21, 2005, we had approximately 320 stockholders of record.

Dividends

         We have not declared or paid any dividends and do not intend to pay any dividends in the foreseeable future. We intend to retain any future earnings for use in the operation and expansion of our business. Any future decision to pay dividends on common stock will be at the discretion of our board of directors and will depend on our financial position, results of operations, capital requirements, and other factors our board of directors may deem relevant.

Recent Sales of Unregistered Securities

         In 2004, we sold 850,000 shares of common stock to accredited investors for $3,500,000 in cash.

         In 2004, we issued 12,127 shares of common stock valued at $50,000 in an acquisition of a subsidiary.

         In 2004, we issued 1,667 shares of common stock valued at $7,668 for a stock bonus granted in 2003.

         In 2003, we sold 3,333 shares of common stock to an accredited investor for $20,000 in cash

         In 2003, we sold a 12% unsecured convertible note in the principal amount of $200,000 and 24,242 shares of common stock to an accredited investor for an aggregate purchase price of $200,000 in cash.

         In 2003, we sold 12% secured convertible debentures due March 31, 2004 in the aggregated principal amount of $1.5 million, 169,231 shares of common stock and warrants to purchase 169,231 shares of common stock to accredited investors. The gross proceeds to us from the sale of all of these securities was $1,500,000. The debentures were repaid in March 2004 on their scheduled maturity date.

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

         This report also identifies important factors that could cause our actual results to differ materially from those indicated by the forward looking statements. These risks and uncertainties include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth under Part I, Item 1; (iii) set forth under the headings "Legal Proceedings" in Part I, Item 3; and "Management's Discussion and Analysis or Plan of Operations" in Part II, Item 6, of this Annual Report on Form 10-KSB, and (iv) set forth in the Company's periodic reports on Forms 10-QSB and 8-K as filed with the Securities and Exchange Commission since January 1, 2004.

Overview

         The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes that are included herein.

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

         The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The new Qxpress system can support the sale of a broad range of prepaid products in electronic format from a single terminal placed in convenience stores and other retail establishments. Using a Qxpress terminal, a retail merchant can sell wireless telephone time, traditional long distance service or other telephone products, add credit to a prepaid debit card, add wireless time to a customer's account by electronic bill payment and sell other prepaid products. In general, the prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add time to a prepaid cellular handset, make long distance calls or add funds to a debit card by calling the provider of the product and providing the PIN. The consumer pays for the product by paying the retail establishment in which the terminal is located. The terminal records the transaction and sends the relevant information to our data center where it is processed and accounting and transaction records are generated. Revenue from these purchases is split among the retail merchant, the broker that placed the terminal with the retail merchant, the provider of the prepaid product and us.

         Our system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. As a distributor of prepaid products in this market, we purchase PINs from national and regional telecommunication carriers and distribute these through our established networks of retail outlets, such as convenience stores, wireless product stores, check cashing stores, grocery stores and discount stores. The prepaid transaction market is rapidly expanding into various types of non-telecommunications products, such as gift and loyalty cards, prepaid debit cards, bill payment and money transfer. In addition to distributing traditional telecommunication products, our system is currently used to provide many of these products as well.

         In the first quarter of 2004, we announced that we have also modified our software to run on a VeriFone 3700 series terminal. We began beta testing in March 2004 and announced the commercial launch in the second quarter of 2004. This terminal is capable of providing both our prepaid application, which calls into our data center and functions much the same as our Qxpress 200 terminal, and standard debit/credit card processing through the merchant's processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. While the VeriFone terminal does not offer as many options as our Qxpress terminal for selling prepaid products, it is an excellent solution for customers who prefer to have only one terminal in their retail establishment. In 2005, we plan to further expand the devices through which we distribute prepaid products, such as additional debit/credit terminal models, ATMs, electronic cash register systems, and PC based point-of-sale systems. We believe that expanding the number and type of devices that can connect to our data center and sell our prepaid products will provide access to additional customers and increased revenues to us in the future.

Sources of Revenue

         Our principal source of revenue has been the resale of prepaid telecommunication products, including wireless, long distance and other products that we purchase directly from carriers or indirectly from distributors who purchase these products from the carriers.

         Our standard business model is referred to as our broker model. In this model, we provide a full range of products and services to our customers, including our product library, PIN management, transaction processing, and customer service to the retail locations. We recognize revenues at the gross sales price of the products and record cost of goods sold for the cost of the products. Commissions and fees paid to brokers and retailers are recorded as operating expense.

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

                                        Year ended December 31,
                          --------------------------------------------------
                                    2004                      2003
                          ------------------------  ------------------------
                             Amount     Percentage    Amount      Percentage
                          -----------   ----------  -----------   ----------
   Wireless               $36,634,392      89.8%    $23,702,199      92.3%
   Debit Card               1,532,249       3.8         295,641       1.1
   Long Distance              892,670       2.2         537,975       2.1
   Fees                       525,780       1.3         407,132       1.6
   Service Bureau             347,273       0.8         414,123       1.6
   Wholesale Products         199,241       0.5         126,732       0.5
   Wireless Phone Features    184,479       0.4            --         0.0
   Terminal Sales             125,442       0.3         127,325       0.5
   Gift Card                  100,019       0.3          22,844       0.1
   Home Dial Tone              90,901       0.2          35,385       0.1
   Other                      169,395       0.4          17,021       0.1
                          -----------     ------    -----------     ------

                Totals    $40,801,841     100.0%    $25,686,377     100.0%
                          ===========     ======    ===========     ======

         Prepaid wireless continues to be our largest source of revenue. The prepaid wireless industry is projected to continue to grow and we anticipate that it will continue to be our largest revenue source. Our prepaid wireless products include many major national carriers and many smaller regional carriers. We frequently add new wireless products as the demand arises.

         Prepaid debit card is a relatively new product for the prepaid industry. This product allows a user to load funds onto a stored value card that will then function the same as a typical debit card. We generate revenues by receiving a share of the load fee charged to the consumer. We currently offer two products that bear the MasterCard logo. We believe the convenience of a stored value card for the cash-based consumer and increased market awareness of this product will result in increased revenues to us in the future.

         Prepaid long distance revenue was a focus of ours in 2004. Our marketing analysis suggests that we can increase prepaid long distance revenues by improving our product offering and by providing informative and attractive point of sale advertising materials to our brokers and merchants.

         We offer the brokers through whom we deploy the Qxpress system the option either to buy the Qxpress terminals at a fixed price or to lease them under a rental program. The sale of the terminal will result in the immediate recognition of revenue, the immediate recovery of capital for the terminal and gross profit from the sale. The rental program has the advantage of ongoing rental income over the life of the contract and higher margins due to the premium we are able to charge under this alternative. Our ability to offer the rental option over the long-term depends on the availability of capital to fund the cost of the terminals. Substantially all of the terminals in our broker model are currently under the rental program. Other types of fee income include performance fees that are charged when weekly rentals from a terminal fall below the agreed-upon minimum level and other miscellaneous fees. Our fee income will continue to increase as we deploy more terminals into the market.

         We first began setting up service bureau customers in 2003. While we make this business model available to all our customers, we expect the majority of revenues from service bureau customers will be from customers outside the United States since that is the only business model we offer them. This revenue model will provide higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues. We acquired our service bureau customer in Canada in July 2004, which contributed to the decline in service bureau revenues. Also, the mix of our service bureau revenues changed significantly from 2004 to 2003. In 2003, over 90% of our service bureau revenues were from the sale of terminals. In 2004, this source of revenue decreased to 43% while transaction and software license fees increased substantially over the 2003 amounts.

         Wholesale products are items such as PINs and cellular phones that we sell to other distributors outside our customer network. We are able to use our supplier relationships to provide certain products to distributors who do not have such access. Margins for these sales in our industry are typically 1% over cost. These revenues are all cash based and we do not incur costs for these product sales besides the cost of the product. These transactions are recorded at gross. We do not emphasize this source of revenue but respond to opportunities that present themselves.

         Wireless phone features include custom ring tones that are downloaded to a wireless handset and email/text messaging capabilities. We expect these custom features to continue to provide an increased source of revenues in 2005.

         Gift and loyalty cards are an emerging sector in the prepaid services industry. In particular, merchant chain stores are seeking opportunities to offer branded gift cards to their customers. We are presently evaluating gift card processing companies to determine if an existing solution will fit our customers' needs. Given the market demand for these products, we anticipate that this source of revenue will continue to grow in terms of both dollars and a percentage of revenue in 2005.

         Historically, our results of operations have been characterized by relatively high revenues but relatively low gross profits. Under our broker model, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. Our gross profit margin was approximately 25.6% for the year ended December 31, 2004 and 24.8% for the comparable year in 2003. However, after further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), our margins were approximately 3.5% for the year ended December 31, 2004 and 2.4% for the comparable period in 2003. Because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

         The resale of prepaid telecommunication products has historically been a commodity market with most price increases or decreases being passed through the distribution chain to the end user. However, the amount of margin available to each participant in the distribution chain can be affected by various factors, such as the functions provided and risk assumed by the participant and the volume and payment terms on which the participant can purchase product. Historically, our ability to purchase products at attractive rates has been negatively impacted by our inability to purchase in volume and our status as an uncertain credit, which, in some cases, has resulted in our inability to purchase product directly from the supplier. In those cases, we have purchased product from a reseller at a markup from the supplier price. We believe that, as our business expands and our financial condition becomes more stable, there may be opportunities to increase margins in our historical business by purchasing a greater percentage of our product directly from the carrier and by purchasing in greater volume. However, the telecommunications business in general, and the wireless business in particular, are changing rapidly and it is not possible to anticipate potential changes that may occur in the distribution chain. There is no assurance that we will be successful in realizing these opportunities.

         Substantially all of our revenues are collected through automated clearinghouse, or ACH, transactions initiated by us within 72 hours of the sale of the product. In an ACH transaction, funds are electronically transferred from the merchants' accounts to our accounts. As a result, we have virtually no receivables from retailers and we do not have expenses associated with billing and collection. In most cases, the brokers through whom we distribute our system are responsible for any unpaid ACH transactions from retailers so we experience relatively little bad debt expense from our product sales through terminals. We generate receivables from sales of terminals and from license fees and consulting services provided to assist service bureau customers in setting up and operating data centers.

Operating Metrics

         We monitor our business and measure performance in a number of ways. Several of these key measures are shown in the table below along with the results for 2004 and 2003.

                                         For the Year Ended  For the Year Ended
Broker Model                              December 31, 2004  December 31, 2003
------------                              -----------------  -----------------
 Terminals activated                            1,807             1,030
 Terminals canceled                              (824)             (405)
                                              -------           -------
 Net terminals activated                          983               625
 Terminals acquired                               200(3)           --
 Total activated terminals                      2,325             1,142
 Average activated terminals                    1,734               830

 Average monthly net revenue
  per terminal                                $    68(1)        $    58(1)
 Average monthly net revenue
  per terminal for terminals
  activated more than 60 days                 $    79(1)        $    68(1)

Service Bureau Model
--------------------
 Terminals shipped                                503             1,009
 Terminals canceled                              --                --
 Net terminals placed                             503             1,009
 Terminals acquired                              (200)(3)          --
 Total terminals in service                     1,312             1,009
 Activated terminals                              712               409
 Average monthly net revenue per terminal     $    14(2)        $     7(2)
 Average monthly net revenue per terminal
  for terminals in service more than 60 days  $    14(2)        $     7(2)

         (1) Includes gross revenues less cost of goods sold and commissions paid to brokers and retailers.
         (2) Excludes one-time revenues from terminal sales, installation fees and license fees.
         (3) In July 2004, we acquired our service bureau customer, Point de Vente.

         The exact timing of earnings before interest, taxes, depreciation and amortization (EBITDA) break even depends on many items including how aggressively we add to our sales organization, which increases our short-term burn rate, our actual sales results, the pace of our growth and the relative numbers of in service broker terminals and in service bureau terminals. Based on our current sales organization growth plans, we believe our cash flow break even point will likely be at approximately 6,000-7,000 broker units. We will continue to reevaluate the market potential and implications for our break-even point as time progresses.

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

          During 2004, we had a higher rate of returned units than anticipated, which was due to the bankruptcy of a significant broker. We anticipate that the rate of canceled units will be lower as a percentage of total units shipped in 2005.

         Regarding units in service, our goal for 2005 is to activate substantially more terminals. Our strategy to achieve this includes increasing our sales force in order for us to gain more market exposure. During the first quarter of 2004, we hired a new vice president of sales and six new sales personnel over the course of the year. We anticipate adding more sales personnel in the next four months. We anticipate that our selling expenses will increase more rapidly than revenues in the near term, but that the long-term benefits of the additional sales personnel will outweigh the costs.

         As discussed above, we plan to develop other distribution methods for distributing products using our back-end data center. As we add customers who use distribution methods other than our Qxpress terminal (e.g. electronic cash registers) our focus will shift from terminals in service to total retail locations regardless of the method of product distribution.

         Our strategy with average revenue per terminal is to focus our sales efforts on quality brokers and retail chains with established prepaid sales history, maintain or better the pricing in our contracts with new brokers, gain better discounts from suppliers by securing direct relationships and buying larger quantities, and continue to charge rental and minimum performance fees on all terminals placed. We show ARPU for terminals outstanding during the year and for terminals excluding those shipped within the last 60 days since our experience shows that it generally takes 60-90 days for a terminal to ramp up to full revenue potential.

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

Critical Accounting Policies and Estimates

         The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition and that require the most subjective judgment.

         Revenue recognition

         We record revenue at the time of product sale or when services are provided. Under our broker model, sales of our prepaid products are generally made directly to end-users. There is no right of return for products sold and we are not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since they meet the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 101 -- Revenue Recognition in Financial Statements and Emerging Issues Task Force No. 99-19. Revenues generated from other sources, such as from the sale or rental of terminals, minimum performance fees and software license fees are recorded when earned, net of any sales discounts. Under our service bureau model, software license, transaction processing and maintenance fees are all recorded on a net basis when earned.

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

         Software development costs

         We have invested a considerable amount of capital in our proprietary Qxpress 200 terminal and data center. We account for this investment in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets." Costs incurred before we established the technological feasibility of the project were recorded as research and development expenses. Once technological feasibility was established, costs incurred to develop the data center software and the embedded software in the terminal were capitalized. These costs include salaries paid to software engineers employed by us and fees paid to third parties for software development. Once the new system was placed in service, maintenance costs and nominal upgrades are expensed while costs of new software projects under development are capitalized upon reaching technological feasibility. Capitalized costs are amortized over the estimated useful life of the software of three years. We periodically evaluate the recoverability of our capitalized software development costs based on the expected future cash flows from this asset.

         Impairment of long-lived assets

         In accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.


         Stock options and warrants

         We have  adopted  the  disclosure-only  requirements  of  Statement  of
Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," as provided by Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment to FASB Statement No. 123." As a result, no compensation costs are recognized for stock options granted to employees, officers and directors. Options and warrants granted to non-employees are recorded as an expense on the date of grant based on the then estimated fair value of the option or warrant.

         Income taxes

         At December 31, 2004, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $15.7 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. Our ability to use our accumulated net operating loss against future taxable income, if any, may cause our future reported earnings and profitability to be greater than they would be if fully taxable.

Results of Operations

         The following table sets forth for the years presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

                                                   Year ended December 31,
                                                   -----------------------
                                                     2004          2003
                                                    -----         -----

        Revenues                                    100.0%        100.0%
        Cost of goods sold                           74.1          75.2
                                                    -----         -----
        Gross profit                                 25.9          24.8
        Commissions and fees .                       22.4          22.5
        Selling expenses                              1.9           1.7
        General and administrative expenses          10.4           8.1
        Depreciation and amortization                 4.2           3.7
        Litigation settlements                        0.0           0.8
        Impairment of assets                          1.6           0.0
                                                    -----         -----
        Loss from operations                        (14.6)        (12.0)
        Other income (expense) - net                 (1.3)        (10.1)
                                                    -----         -----
        Net loss before income taxes                (15.9)        (22.1)
        Income tax expense                            0.1           0.0
                                                    -----         -----
        Net loss                                    (16.0)%       (22.1)%
                                                    -----         -----

The following table presents our statement of operations, showing dollar and percentage changes from 2004 to 2003.

                               Year ended December 31,     Increase (Decrease)
                             --------------------------  ----------------------
                                 2004           2003           $            %
                             ------------  ------------  ------------    ------

Revenues                     $ 40,801,841  $ 25,686,377  $ 15,115,464     58.9%
Cost of goods sold             30,218,818    19,313,019    10,905,799     56.5
                             ------------  ------------  ------------    ------
Gross profit                   10,583,023     6,373,358     4,209,665     66.1
Commissions and fees            9,158,905     5,777,723     3,381,182     58.5
Selling expenses                  757,588       432,075       325,513     75.3
General and
 administrative expenses        4,252,494     2,076,111     2,176,383    104.8
Depreciation and amortization   1,740,226       962,116       778,110     80.9
Litigation settlements               --         211,513      (211,513)     --
Impairment of assets              653,303          --         653,303    100.0
Non-cash compensation                --           6,667        (6,667)     --
                             ------------  ------------  ------------    ------
Total operating expense        16,562,516     9,466,205     7,096,311     74.9
Loss from operations           (5,979,493)   (3,092,847)    2,886,646     93.3
Other income (expense) - net     (543,310)   (2,601,471)   (2,058,161)   (79.1)
                             ------------  ------------  ------------    ------
Net loss before income taxes   (6,522,803)   (5,694,318)     (828,485)   (14.6)
Income tax expense                 25,000          --          25,000    100.0
                             ------------  ------------  ------------    ------
Net loss                     $ (6,547,803) $ (5,694,318) $   (853,485)   (15.0)%
                             ------------  ------------  ------------    ------

Years ended December 31, 2004 and 2003

         Revenues. Our 2004 revenues increased over the 2003 amount due to both an increased number of terminals in the field and to an increase in revenues per terminal during 2004. The acquisition of Point de Vente in July 2004 added approximately $2 million in gross revenues to the 2004 total. Most revenue categories experienced increases during 2004 compared to 2003, with the largest increases coming from wireless ($12.9 million) and prepaid debit card ($1.2 million). We expect the following factors to positively impact revenues in 2005:
i) our installed base of terminals at the beginning of 2005, many of which have been recently installed and therefore only marginally contributed to revenues in 2004; ii) our expanded sales force that will be in place for all of 2005; iii) the advantages we are able to offer the market with our proprietary system as previously described; iv) the addition of new means of product distribution, such as debit/credit card terminals and PC-based delivery of product; v) the addition of new products to our library, such as gift/loyalty cards and bill pay; and vi) the continued growth of the prepaid wireless market. There is no assurance that these factors will positively affect revenues in 2005.

         Cost of goods sold. Our cost of goods sold for the year ended December 31, 2004 as percentage of revenues was 74.1% compared to 75.2% for the year ended December 31, 2003. This decrease was a result of several new wireless MVNO carriers we added in 2004 who offer higher discounts on their products. Changes in cost of goods sold as a percentage of revenues are also attributable to our mix of sales. In the future, we expect our gross margin to fluctuate as changes occur in our product mix, level of fees charged and discount rates offered by carriers. Gross margin will also be influenced by the relative growth experienced in our two business models, the traditional broker model and the service bureau model.

         Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the year ended December 31, 2004 increased in terms of absolute dollars while remaining constant as a percentage of revenues when compared to 2003. Our contracts with brokers generally protect us from any price decreases from carriers. A component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. These fees were approximately $22,000 in 2004 compared to $146,000 in 2003. These fees have been consistently in the range of 1% of gross revenues processed through that system. Since we were able to transfer all remaining customers to our new Qxpress system during 2004, we will no longer incur fees of this nature.

         After subtracting the commissions and fees paid to the brokers and retailers, our margins were approximately 3.5% for the year ended December 31, 2004 and 2.4% for the comparable period in 2003. This increase of over one full percentage point is due to i) an increase in fees charged during 2004. Fees impact the margin after commissions and fees on a "dollar-for-dollar" basis, unlike product sales; and ii) an increase in the net margin we are able to keep on our newer accounts compared to the margins on older accounts. One of our primary strategies in 2005 is to further improve this net margin after commissions and fees by obtaining more direct contracts with PIN providers, thus avoiding the mark-up added by primary distributors and by obtaining more direct contracts with retail chains where we would not have to pay a broker commission. There is no assurance that we will be successful in improving our margin after commissions and fees in 2005. Our market is increasingly competitive and we may have to discount fees to gain market share; this and other factors could result in lower margins in 2005.

         Selling expenses. Selling expenses for the year ended December 31, 2004 increased by approximately $325,000 when compared to 2003. Components of this increase are increased expenses for base salaries of $210,000 which resulted from adding five additional sales personnel and an increase of $115,000 in sales commissions from a commission plan instituted in 2004. We may continue to experience increases in selling costs from additional sales staff and increased advertising expenses in 2005.

         General and administrative. General and administrative expenses increased during 2004 compared to 2003 both in terms of the gross dollar amount of expenses and as a percentage of revenues. This increase in expenses can be attributed to a number of factors. Our general and administrative salaries and benefits increased by $297,000 for the year ended December 31, 2004 when compared to 2003. This increase is due to higher gross salaries paid of $58,000, an increase in benefit costs of $113,000 resulting from higher health insurance costs and to $126,000 less in salaries eligible to be capitalized as software development costs in 2004. We anticipate that amounts capitalized as software development costs will continue to decrease in the future.

         Additional factors causing the increase include i) a $160,000 accrual toward a team bonus payment due in March 2005 for 2004 performance, while no expense of this nature was recorded in 2003; ii) increases in corporate costs such as board fees and expenses ($90,000), directors and officers insurance ($75,000), recruiting costs for board members and management positions ($43,000) and professional services ($105,000); iii) a provision for bad debt of $1,195,000 in 2004 resulting primarily from faulty product received from a supplier. The supplier has accepted responsibility for the product and is making good faith efforts to reimburse us for the amount owed of approximately $1 million. Because we have no assurance of receiving payment we have recorded an allowance against the receivable; iv) an increase in office costs such as rent and telephone of $130,000; and v) an allowance for potential loss we recorded in 2004 in the amount of $169,000 for expired pins. These pins were on the LDC system which we discontinued using in 2004 after remaining customers were moved to our Qxpress system. This system sells pins on a random basis as opposed to a first-in, first-out basis, allowing some of the pins to age beyond their expiration date. We are negotiating with the carrier for replacement but do not have assurance of such. In order to support expanded operations, we expect to increase general and administrative expense. As gross profit increases, we expect general and administrative expenses to decrease as a percentage of gross profit, thereby significantly improving operating margins. However, in the immediate future, we expect to incur costs in advance of the business growth that they are intended to support. Accordingly, operating margins may initially decrease and will not achieve the expected improvement unless and until business in fact expands on a profitable basis.

         Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2004 increased by approximately $778,000 when compared to 2003. These increases are attributable primarily to higher amortization of software development costs in 2004 and to higher depreciation expenses from an increased number of terminals in service. As we continue to amortize software development costs and we increase the number of terminals in service, we expect depreciation and amortization expenses to increase in the future.

         Litigation  settlements.   For  2003,  we  recorded  a  net  litigation
settlement expense of $211,523. This amount relates to two separate actions that were fully resolved in 2003. No expenses of this nature were recorded in 2004.

         Impairment of assets. We recorded an impairment of $653,000 in 2004 related to the purchase of Point de Vente (PDV) in July 2004. In the fourth quarter, we assessed the recoverability of the intangible assets of PDV and inasmuch as we have not yet realized expected increases in sales volumes and cash flows, we determined to write off all intangible assets that were recorded at the time of purchase. Our primary reason for purchasing PDV was to gain access to the Canadian market. Canadian telecom carriers generally do not grant direct distribution agreements to U.S.-based customers. We remain committed to achieving growth in this market in 2005 and beyond.

         Other expense - net. Other income and expense consists primarily of interest income and expense. Net other expense for the years ended December 31, 2004 and 2003 were $543,000 and $2.6 million, respectively. In 2003, $2.64 million of other expense represents interest expense related to the unsecured note, convertible note and debentures we sold in 2003. $2.35 million of this interest expense is in the form of amortization of discount on these debt instruments and therefore does not represent an amount paid in cash. In July 2003, we repaid over $570,000 of debt intruments prior to their maturity dates in order to reduce interest expense in future quarters. The interest rates on these debt instruments ranged from 10% to14%. In 2004, we recorded $301,000 as interest expense from the discount on debt discussed above and an additional $118,000 in interest expense on a related party note and capital lease obligations. Also, in 2004 we recorded a loss on disposal of assets of $153,000. This amount was a result of terminals that had been installed by a broker that went out of business in 2004. Many of the terminals from this broker were unable to be recovered and written off.

         Income tax expense. At December 31, 2004, we had operating loss carryforwards of approximately $15.7 million that may be applied against future taxable income, if any, in years through 2024. The loss carryforwards and other items result in net deferred tax assets of approximately $4 million. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax assets, at year-end we established a valuation allowance equal to the net deferred tax assets and no income tax benefit from our operating loss has been recognized for any of the periods presented. A $25,000 expense was recorded for taxes due in various states with minimum taxes or taxes based on assets or revenues.

Liquidity and Capital Resources

         Historically, we have financed our working capital requirements through cash flows from operations, the sale of equity, proceeds from short-term borrowings, and proceeds from the sale of convertible debentures and notes.

         In 2004, we entered into a number of financing transactions, including $3.5 million in private placements of our common stock and $850,000 in capital leases.

         As of December 31, 2004, we had working capital of approximately $1.6 million and a current ratio of 1.7 to 1.

         Existing commitments for cash in 2005 include payments to the manufacturers of our Qxpress terminals in the amount of $650,000 for 3,800 terminals to be delivered in the first quarter of 2005 and another $225,000 for terminals already received and included in accounts payable, total payments of $640,000 toward our capital and operating leases and a $200,000 payment to employees for a bonus plan instituted in 2004. At December 31, 2004, we had approximately 6,500 Qxpress terminals available for placement, 5,900 of which have been paid for. This inventory will provide us the means to grow substantially in 2005 without the associated capital costs. We anticipate that our inventory of PINs, which was $1.4 million at December 31, 2004, will continue to grow as our business expands. Due to the short order time required for these products, we are able to keep our inventory in the range of 14 day's sales. Our future capital requirements will also depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital. The capital requirements of a pure service bureau model are, in comparison, substantially less.

         We expect to raise additional funds in 2005, which may be in the form of equity, debt or convertible securities. We have a guaranteed commitment for up to $2.9 million in funding from a memeber of the board of directors if additional cash is required.

Recent Accounting Pronouncements

         The Emerging Issues Task Force has issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities. We do not expect this statement to have a material impact on us.

         In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment to APB Opinion No. 29." This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. We do not expect the adoption of SFAS No. 153 to have a material impact on us.

         In December 2004, the FASB issued two Staff Positions that provide accounting guidance for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. SFAS 109-1, "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on
Qualified Production Activities Provided by the American Jobs Creation Act of 2004" states the manufacturers' deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", allows additional time to evaluate the effects of the legislation for repatriation of foreign earnings. We do not expect these statements to have a material impact on us.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is the third quarter of the our year ending December 31, 2005. We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees for disclosure purposes. While SFAS No. 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model will be used to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R.

         The impact of SFAS No. 123R on our results of operations cannot be predicted at this time because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

Item 7. Consolidated Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors
Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES


We have audited the accompanying consolidated balance sheet of Q Comm International, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q Comm International, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.


Tanner LC


Salt Lake City, Utah
March 24, 2005
Except for Note 16 which is dated March 29, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors
Q COMM INTERNATIONAL, INC. AND SUBSIDIARY
Orem, Utah

We have audited the accompanying consolidated statements of operations and comprehensive loss, stockholders' equity and cash flows of Q Comm International, Inc. and Subsidiary for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the results of operations and cash flows of Q Comm International, Inc. and Subsidiary for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.




PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 7, 2004

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                                                    December 31,
                                                                        2004
                                                                    ------------
                                     ASSETS
Current Assets:
  Cash                                                             $  1,698,052
  Trade accounts receivable, net                                        895,388
  Other receivables, net                                                 61,434
  Inventory, net                                                      1,081,637
  Prepaid expenses                                                      156,375
                                                                   ------------
     Total Current Assets                                             3,892,886
                                                                   ------------
 Property and Equipment, net                                          4,382,953
                                                                   ------------
Other Assets:
  Restricted cash                                                       510,692
  Capitalized software development costs, net                         1,052,344
  Goodwill, net                                                         144,580
  Intangible assets, net                                                166,667
  Deposits                                                              149,179
                                                                   ------------
     Total Other Assets                                               2,024,002
                                                                   ------------
     Total Assets                                                  $ 10,299,841
                                                                   ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                 $  1,525,634
  Accrued expenses                                                      281,302
  Capital lease obligations - current portion                           490,374
                                                                   ------------
     Total Current Liabilities                                        2,297,310


Capital Lease Obligations                                               382,745
                                                                   ------------
     Total Liabilities                                                2,680,055
                                                                   ------------
Commitments and Contingencies (notes 2,8,9 and 14)

Stockholders' Equity:
  Common stock, $.001 par value, 50,000,000 shares
     authorized, 4,859,044 shares issued and outstanding                  4,859
  Additional paid-in capital                                         27,333,779
  Accumulated deficit                                               (19,775,223)
  Accumulated other comprehensive income                                 67,139
  Stock subscription receivable                                         (10,768)
                                                                   ------------
     Total Stockholders' Equity                                       7,619,786
                                                                   ------------
     Total Liabilities and Stockholders' Equity                    $ 10,299,841
                                                                   ============



          See accompanying notes to consolidated financial statements.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS






                                                           For the Years
                                                        Ended December 31,
                                                   ----------------------------
                                                       2004             2003
                                                   ------------    ------------

Revenues                                           $ 40,801,841    $ 25,686,377

Cost of Goods Sold                                   30,218,818      19,313,019
                                                   ------------    ------------
Gross Profit                                         10,583,023       6,373,358
                                                   ------------    ------------
Operating Expenses:
  Commissions and fees                                9,158,905       5,777,723
  Selling                                               757,588         432,075
  General and administrative                          4,252,494       2,076,111
  Depreciation and amortization                       1,740,226         962,116
  Impairment of assets                                  653,303            --
  Litigation settlements                                   --           211,513
  Non-cash compensation                                    --             6,667
                                                   ------------    ------------
    Total Operating Expenses                         16,562,516       9,466,205
                                                   ------------    ------------
Loss from Operations                                 (5,979,493)     (3,092,847)
                                                   ------------    ------------

Other Income (Expense):
  Interest income                                        32,092          51,984
  Interest and other expense                           (422,382)     (2,642,864)
  Loss on disposal of assets                           (153,020)        (10,591)
                                                   ------------    ------------
    Total Other Expense, net                           (543,310)     (2,601,471)
                                                   ------------    ------------
Loss before Income Taxes                             (6,522,803)     (5,694,318)

Provision for State Income Taxes                         25,000            --
                                                   ------------    ------------

Net Loss                                           $ (6,547,803)   $ (5,694,318)
                                                   ============    ============

Basic and Diluted Net Loss per Common Share        $      (1.51)   $      (2.12)
                                                   ============    ============

Basic and Diluted Weighted Average Common
   Shares Outstanding                                 4,345,016       2,691,118
                                                   ============    ============
Other Comprehensive Income (Loss):
  Net loss                                         $ (6,547,803)   $ (5,694,318)
  Foreign currency translation adjustment                67,139            --
                                                   ------------    ------------
Comprehensive Loss                                 $ (6,480,664)   $ (5,694,318)
                                                   ============    ============









          See accompanying notes to consolidated financial statements.

                                     Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                    FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

                                                                                          Accumulated
                                               Common Stock     Additional     Stock         Other
                                            ------------------   Paid-in    Subscription  Comprehensive Accumulated
                                             Shares    Amount    Capital     Receivable      Income       Deficit
                                            --------- -------- ------------ ------------  ------------ ------------
BALANCE, January 1, 2003                    1,268,443 $  1,268 $  7,511,857 $   (130,950) $       --   $ (7,533,102)

Issuance of common stock for cash, at
  $6.00 to $6.50 per share, net of offering
  costs of $2,807,185                       2,533,333    2,533   13,655,282         --            --           --

Issuance of common stock in connection
  with notes  payable, valued at $8.44 to
  $8.86 per share                             193,474      194    1,645,261         --            --           --

Issuance of warrants issued in connection
  with notes payable                             --       --      1,000,000         --            --           --

Cash received for subscription receivable        --       --           --         71,725          --           --

Net loss                                         --       --           --           --            --     (5,694,318)
                                            --------- -------- ------------ ------------  ------------ ------------
BALANCE, December 31, 2003                  3,995,250    3,995   23,812,400      (59,225)         --    (13,227,420)

Issuance of common stock for cash, at
  $4.00 to $5.00 per share, net of offering
  costs of $35,425                            850,000      850    3,463,725         --            --           --

Issuance of common stock for services, at
  $4.60 per share                               1,667        2        7,666         --            --           --

Issuance of common stock for acquisition,
  at $4.12 per share                           12,127       12       49,988         --            --           --

Cash received for subscription receivable        --       --           --         48,457          --           --

Foreign currency translation adjustment          --       --           --           --          67,139         --

Net loss                                         --       --           --           --            --     (6,547,803)
                                            --------- -------- ------------ ------------  ------------ ------------
BALANCE, December 31, 2004                  4,859,044 $  4,859 $ 27,333,779 $    (10,768) $     67,139 $(19,775,223)
                                            ========= ======== ============ ============  ============ ============


















                            See accompanying notes to consolidated financial statements.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years
                                                         Ended December 31,
                                                    ---------------------------
                                                        2004           2003
                                                    ------------   ------------
Cash Flows from Operating Activities:
 Net loss                                           $ (6,547,803)  $ (5,694,318)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
   Loss on disposal of property and equipment            153,020         10,591
   Depreciation and amortization                       1,740,226        962,116
   Amortization of discount on debentures and notes      300,947      2,344,507
   Provision for doubtful accounts                     1,196,585           --
   Impairment of assets                                  653,303           --
   Non-cash compensation                                   1,001          6,667
   Change in operating assets and liabilities,
    excluding the effects of acquisition:
    Accounts receivable                                 (527,038)      (392,310)
    Other receivables                                 (1,061,434)          --
    Inventory                                           (261,480)      (551,625)
    Prepaid expenses                                    (156,139)        (9,741)
    Accounts payable                                    (192,507)      (440,845)
    Accrued liabilities                                   76,448        (58,438)
    Unearned revenue                                     (80,000)        80,000
    Contingent liabilities                               (70,000)      (289,235)
                                                    ------------   ------------
     Net Cash Used by Operating Activities            (4,774,871)    (4,032,631)
                                                    ------------   ------------
Cash Flows from Investing Activities:
 Change in restricted cash                               939,891     (1,450,583)
 Investment in note receivable                              --         (150,000)
 Collection of note receivable                           150,000           --
 Purchase of intangible assets                          (265,397)          --
 Cash from acquisition                                    86,157           --
 Proceeds from sales of property and equipment             3,955         23,966
 Purchase of property and equipment                   (2,300,003)    (2,248,551)
 Capitalized software development costs                 (286,737)      (811,281)
 Increase in deposits                                   (114,992)          --
                                                    ------------   ------------
     Net Cash Used by Investing Activities            (1,787,126)    (4,636,449)
                                                    ------------   ------------
Cash Flows from Financing Activities:
 Issuance of common stock                              3,500,000     16,465,000
 Cash received from subscription receivable               48,457         71,725
 Payment of stock offering costs                         (35,425)    (2,740,069)
 Proceeds from notes and debentures                         --        2,700,000
 Payments on convertible notes payable                (1,230,000)      (681,247)
 Payment on notes payable                                   --       (1,031,350)
 Proceeds from capital leases                            711,971         66,992
 Payments on capital lease obligations                   (66,175)       (27,262)
 Payments on related party obligations                  (260,692)      (150,000)
 Decrease in bank overdraft                                 --         (595,544)
                                                    ------------   ------------
     Net Cash Provided by Financing Activities         2,668,136     14,078,245
                                                    ------------   ------------
Net Increase (Decrease) in Cash                       (3,893,861)     5,409,165
Effect of foreign exchange rates on cash                  67,139           --
Cash, Beginning of Year                                5,524,774        115,609
                                                    ------------   ------------
Cash, End of Year                                   $  1,698,052   $  5,524,774
                                                    ============   ============
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the year for:
 Interest                                           $    106,191   $    113,087
 Income taxes                                       $        200   $        100

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Continued)

         Supplemental Schedule of Non-cash Investing and Financing Activities:


                      For the year ended December 31, 2004:

         The Company obtained equipment with a value of $878,918 under capital lease arrangements, of which $166,947 was paid directly to the equipment vendor.

         The Company issued common stock with a value of $7,668 for services of which $6,667 had been accrued in 2003.

         The Company amortized discount on debt to interest expense in the amount of $300,947.

         The Company recorded a foreign currency translation adjustment of $67,139.

         The Company acquired a subsidiary by issuing common stock valued at $50,000. In connection with the acquisition, the Company acquired assets with a fair value of $1,015,942 as shown below:

                  Cash                               $  86,157
                  Inventory                            103,041
                  Prepaid expenses                         236
                  Accounts receivable                  252,822
                  Allowance for doubtful accounts     (131,896)
                  Property and equipment                61,209
                  Intangible assets                    301,812
                  Goodwill                             341,649
                  Other assets                             912
                  Accounts payable                    (929,285)
                  Accrued expense                      (36,657)
                                                     ---------
                  Common stock issued                $  50,000
                                                     =========

                      For the year ended December 31, 2003:

         The Company issued 169,231 shares of common stock and warrants to purchase 169,231 shares of common stock in connection with the sale of convertible debentures. The stock and warrants were valued at an aggregate of $1,500,000. Of this amount, $1,199,053 was amortized to interest expense during the year and $300,947 was unamortized.

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

















          See accompanying notes to consolidated financial statements.

                  Q COMM INTERNATIONAL, INC. AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Nature of Business - The Company's business involves purchasing and reselling prepaid telecommunication and other products through a proprietary electronic point-of-sale activation system known as Qxpress. The Company provides its products to end users throughout the United States as well as Canada, France, Australia and the Bahamas. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company is headquartered in Orem, Utah. During 2004, the Company acquired Point de Vente
(PDV), a company located in Quebec, Canada through the acquisition of 100% of its stock (see Note 5). Approximately 95% of the Company's revenues are generated in the United States.

         Consolidation - The consolidated financial statements include the accounts of Q Comm International, Inc. and its wholly owned subsidiaries, Q Comm, Inc. and PDV. All intercompany balances and transactions have been eliminated in consolidation.

         Accounting Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

         Key estimates in the accompanying consolidated financial statements include, among others, allowances for doubtful accounts, allowances for obsolete inventory, impairments of long-lived tangible and intangible assets, and accruals for litigation and contingencies.

         Cash Equivalents - For purposes of financial reporting, the Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

         Receivables - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2004, the Company established an allowance for doubtful accounts of approximately $317,000, which reflects the Company's best estimate of probable losses for uncollectible accounts. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt for the years presented are insignificant.

         Other receivables consist of an amount due from a provider of product the Company distributes. The product was faulty and was returned to the distributor. The distributor has not reimbursed the Company for the product to date. While the distributor remains committed to reimburse the Company for the amount owed of approximately $1,000,000, there is no assurance that this will take place. Accordingly, the Company has recorded an allowance for this receivable as of December 31, 2004.

         Inventory - Inventory consists of prepaid telecommunication products sold by the Company and is carried at the lower of cost or market value using the first-in, first-out method. Inventory is carried net of an allowance for obsolescence of $377,000.

         Depreciation - Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets of three to five years. The Company had been depreciating its point of sale terminals (see Note 2) over an estimated useful life of five years. During the fourth quarter of 2003, the Company determined that a depreciable life of three years would more appropriately reflect the expected useful life of the equipment. This was accounted for as a "change in accounting estimate" and, accordingly, the effect of the decrease in useful life has been recognized prospectively from that quarter forward. The additional depreciation expense recognized in the fourth quarter of 2003 due to this change in estimate was $140,828.

         Intangible Assets - The Company accounts for intangible assets under the provisions of Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The Company does not record amortization on goodwill. The Company assesses the recoverability of goodwill on an annual basis and writes the asset down as necessary.

         The Company recorded other intangible assets related to the acquisition of PDV in 2004, including a covenant not to compete, customer lists, supplier relationships and goodwill. At December 31, 2004, the Company assessed the recoverability of these assets due to less than expected sales and cash flows and determined these assets to be impaired. An impairment loss of $653,303 was recorded in the accompanying 2004 statement of operations and comprehensive loss.

         The Company purchased approximately 300 customer accounts in August 2004 for $200,000. The accounts are being amortized over two years on a straight line basis and have accumulated amortization of $33,333 at December 31, 2004.

                  Q COMM INTERNATIONAL, INC. AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          The Company capitalizes software development costs incurred to develop certain of the Company's products and services in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS No. 142, the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the three-year estimated useful life of the software.

         Impairment of Long-lived Assets - In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

         Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated financial statements for accounts receivable, other receivables and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying value of capital leases obligations also approximates their fair value.

         Revenue Recognition - The Company uses two models to generate revenues: the broker model and the service bureau model. Under the broker model, which has been and continues to be the dominant alternative, the Company sells its prepaid products through retail locations. Revenue is recognized at the time products are sold. Sales of the Company's products are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) and Emerging Issues Task Force No. 99-19 (EITF 99-19). In cases where the Company does not own the product sold and another entity retains such risk and reward of product ownership or where certain other requirements of SAB 104 or EITF 99-19 are not met, the Company records revenues on a "net" basis.

         The Company uses the service bureau model primarily with international customers. In this model, the Company licenses its proprietary software and sells its point-of-sale terminals. The customer is responsible for operation of the system and providing services to its retail stores. The Company receives an ongoing transaction fee for all sales through the system, which is recorded on a "net" basis.

         The Company also generates revenue from the sale or rental of terminals, minimum performance fees and sales of other products. These sales are recorded net of sales discounts and allowances when billed.

         Cost of Goods Sold - Cost of goods sold consists of primarily the costs of the prepaid telecommunication and other miscellaneous products sold at retail and terminals sold to customers. The full cost of the product, as well as all direct costs associated with the sale of the product, is recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries and transaction processing fees paid to a third party. Those costs are recorded separately in operating expenses.

         Net Loss Per Common Share - The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options/warrants and convertible notes is dilutive. Because the Company incurred losses for the years ended December 31, 2004 and 2003, the effect of options/warrants and convertible notes totaling 2,557,160 and 2,216,307 equivalent shares, respectively, has been excluded from the net loss per common share computation since its impact would be antidilutive.

         Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income
Taxes." This statement requires an asset and liability approach for accounting for income taxes (see Note 12).

         Advertising - Advertising costs are expensed as incurred. Advertising costs totaled $113,687 and $62,377 for the years ended December 31, 2004 and 2003, respectively.

                  Q COMM INTERNATIONAL, INC. AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Restricted Cash - Restricted cash of $510,692 at December 31, 2004 is maintained to support letters of credit covering capital lease arrangements and to secure a bank account used for processing automated clearinghouse transactions. In order to secure the bank account, the Company must maintain a balance of 2% of the previous month's total transactions processed through the account.

         Stock Options - In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123" (SFAS No.
148). This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

         The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 11. The Company accounts for grants to employees and directors under its stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

         During the years presented in the accompanying financial statements, the Company has granted options under its 2000, 2003 and 2004 Stock Options Plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for grants of options to employees and directors in the accompanying statements of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No. 123, the Company's net loss and basic net loss per common share would have been reduced to the pro forma amounts indicated below:

                                                           For the Years
                                                        Ended December 31,
                                                     ------------------------
                                                         2004         2003
                                                     -----------  -----------
 Net loss, as reported                               $(6,547,803) $(5,694,318)
 Plus stock-based employee compensation
   expense included in reported net income,
   net of related tax effects                                --           --
 Less total stock-based employee compensation
   expense determined under fair value based
   method for all awards, net of related tax effects  (1,159,438)  (1,193,831)
                                                     -----------  -----------
 Pro forma net loss                                  $(7,707,241) $(6,888,149)
                                                     -----------  -----------

 Basic loss per share, as reported                   $     (1.51) $     (2.12)
 Pro forma net loss per share                        $     (1.77) $     (2.55)

         Translation of Foreign Currencies - The Company transacts business in Canadian dollars through its wholly-owned subsidiary, Point de Vente. The foreign subsidiary uses its local currency as the functional currency.
Consequently, assets and liabilities of the foreign subsidiary have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as other comprehensive income which is a component of stockholders' equity.

         Reverse Stock Split - All references to the number of common shares, price per common share, and net loss per common share have been retroactively adjusted to reflect a 1-for-15 reverse stock split that was effective June 4, 2003.

         Reclassifications - Certain reclassifications to the 2003 amounts have been made to conform to the 2004 presentation.

                   Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

         The following is a summary of property and equipment:

                                                               December 31,
                                                                   2004
                                                               -----------
  Point of sale terminals and related items - in service       $ 2,987,184
  Office and computer equipment                                    341,140
                                                               -----------
  Total cost of depreciable equipment                            3,328,324
  Accumulated depreciation and amortization                     (1,280,770)
                                                               -----------
  Property and equipment in service, net                         2,047,554
  Point of sale terminals and related items -not
    placed in service                                            2,054,643
  Parts deposit held by manufacturers                              280,756
                                                               -----------
  Net property and equipment                                   $ 4,382,953
                                                               -----------

         Point of sale terminals held by the Company in property and equipment will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating terminals it owns at the time they are shipped to the broker or retailer. Depreciation expense for the years ended December 31, 2004 and 2003 was $855,620 and $382,107, respectively (see Note 1).

         At December 31, 2004, the Company had noncancelable commitments to purchase 3,800 point of sale terminals at a cost of approximately $650,000.

NOTE 3 - GOODWILL

         Goodwill consisted of the following at December 31, 2004:

         Goodwill related to acquisition in 2000                 $ 224,561
         Less accumulated amortization recorded prior to
           adoption of SFAS No. 142                                (79,981)
                                                                  --------
         Net goodwill                                            $ 144,580
                                                                 =========

         In accordance with SFAS No. 142, goodwill is no longer amortized.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

         Information related to capitalized software development costs at December 31, 2004 is as follows:

    Capitalized software development costs, January 1, 2004     $ 2,262,249
    Additional costs capitalized during the year                    286,737
                                                                -----------
    Capitalized software development costs, December 31, 2004     2,548,986
    Accumulated amortization                                     (1,496,642)
                                                                -----------
    Capitalized software development costs, net                 $ 1,052,344
                                                                ===========

         Of the balance at December 31, 2004, approximately $1,100,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000 recorded during the time the project was under development.

         The Company regularly tests capitalized software development costs for impairment in accordance with SFAS No. 142. The Company uses the estimated future cash flows related to its capitalized software development costs and has determined that these costs were not impaired as of December 31, 2004 and 2003. The Company amortizes capitalized software costs over a three-year period. During the years ended December 31, 2004 and 2003, the Company recorded amortization expense of $829,051 and $580,009, respectively.

                  Q COMM INTERNATIONAL, INC. AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - ACQUISITION

         On July 7, 2004, the Company acquired Point de Vente (PDV), a company located in Quebec, Canada, by issuing 12,127 shares of common stock valued at $50,000. Prior to the date of acquisition, PDV was a service bureau customer of the Company. The Company acquired tangible assets with an estimated fair value of approximately $372,000, intangible assets with an estimated fair value of approximately $643,000 and assumed liabilities of approximately $965,000. At December 31, 2004, the Company determined the intangible assets to be impaired and recorded a loss of $653,303 in the accompanying 2004 statement of operations and comprehensive loss. PDV's results of operations are included in the accompanying consolidated 2004 statement of operations and comprehensive loss from July 8, 2004. Comparative pro forma financial information for the PDV acquisition as though it had taken place at January 1, 2004 is not provided because the results of operations were not material to the Company's consolidated financial statements.

NOTE 6 - RELATED PARTY OBLIGATION

         On January 1, 2004, the Company owed its then CEO an aggregate of $260,692, primarily for advances he had made to the Company and for deferred salary. The unsecured note required monthly payments of $7,382 (including interest at 10%) and was due the earlier of December 31, 2007, a change in control of the Company or a sale or liquidation of the Company's assets. The Company elected to repay the note in full during the year ended December 31, 2004.

         During the years ended December 31, 2004 and 2003, the Company recorded interest expense on this obligation of $21,462 and $33,569, respectively.

NOTE 7 - CONVERTIBLE DEBENTURES

         During 2003, the Company issued (i) 12% secured convertible debentures due March 31, 2004 in the aggregate principal amount of $1.5 million, (ii) 169,231 shares of restricted common stock and (iii) warrants to purchase 169,231 shares of common stock for the total cash proceeds of $1.5 million. The value of the shares of common stock and warrants of $1.5 million was offset against the outstanding balance of the debentures. At December 31, 2003, the outstanding principal balance of the debentures was $1,230,000 and the unamortized discount was $300,947. The debentures were repaid in March 2004 according to their terms and the remaining discount was amortized to interest expense.

NOTE 8 - LEASE OBLIGATIONS

         Certain computer equipment and point of sale terminals are leased under capital lease arrangements and are presented in the accompanying consolidated balance sheet as property and equipment. At December 31, 2004, the total carrying cost of equipment held under capital lease and the related accumulated amortization was approximately $970,000 and $40,000, respectively.

       Total future minimum lease payments for capital leases, including interest and other costs, are as follows:

         2005                                                   $551,490
         2006                                                    397,502
                                                                --------
         Total                                                   948,992
         Less interest and other costs                           (75,873)
                                                                --------
         Present value of future minimum lease payments          873,119
         Less current portion                                   (490,374)
                                                                --------
         Long-term portion                                      $382,745
                                                                ========

         Two capital lease arrangements require the Company to maintain letters of credit equal to 50% of the original lease amounts during the term of the lease. The Company secures the letters of credit with a restricted cash account at a financial institution totaling approximately $440,000 at December 31, 2004.

         The Company is committed under non-cancelable operating leases for office space and office equipment. Rent expense paid for the years ended December 31, 2004 and 2003 was approximately $70,000 and $55,000, respectively. The Company's future minimum rental payments under operating leases amount to approximately $90,000 annually through 2008.

                  Q COMM INTERNATIONAL, INC. AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - LITIGATION AND CONTINGENCIES

         The Company was party to a suit from a bank claiming damages of $175,477 related to a merchant credit card account. Management disputed the bank's claim. During the year ended December 31, 2004, the parties reached a settlement wherein the Company paid $70,000 in satisfaction of the claim which was accrued at December 31, 2003.

         On January 23, 2004, a complaint was filed against the Company claiming that it had breached an Asset Purchase Agreement between the Company and the plaintiff dated October 31, 2000. The plaintiff asserts that the Company owes $4,000,000 in consideration for assets purchased and earn-out fees for referral services. In February 2004, the Company filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting the Company's motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, Dial-Thru filed substantially the same suit against the Company in the United States District Court in the State of Utah. Management believes the Company appropriately exercised its right of recission specified in the agreement and returned the items to the seller, and that no amounts are due under the contract. The Company plans to vigorously contest the claim. Management believes that the ultimate outcome of this matter, if any, will not have a material adverse affect on the Company's financial position, results of operations, or liquidity.

         In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $10,768 as of December 31, 2004. This receivable is reflected in the accompanying consolidated balance sheet as a reduction to stockholders' equity.

NOTE 10 - CAPITAL STOCK

         A summary of common stock transactions for the years ended December 31, 2004 and 2003 is as follows:

                          Year Ended December 31, 2004

         The Company sold 850,000 shares of restricted common stock at $4.00 to $5.00 per share through private placements for an aggregate of $3,500,000 in cash.

         The Company issued 12,127 shares of restricted common stock at $4.12 per share in an acquisition of a subsidiary (see Note 5).

         The Company issued 1,667 shares of restricted common stock at $4.60 per share as payment for a stock bonus granted in 2003.

                          Year Ended December 31, 2003

         The Company sold 1,265,000 units in an underwritten public offering for $16,445,000 in cash, or $13.00 per unit. Underwriter discount and offering costs of $2,807,185 were recorded in connection with the offering. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock for $9.75 per share, expiring in 2008. The stock and the warrants included in the units traded only as a unit for the first 30 days following the effective date of the offering, after which the units were delisted and the stock and warrants included in the units began trading separately.

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

                  Q COMM INTERNATIONAL, INC. AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS AND WARRANTS

         The Company is authorized to issue stock options under three existing stock option plans approved by stockholders. The 2000 plan (133,333 shares), 2003 plan (100,000 shares) and 2004 plan (500,000 shares) allow for up to 733,333 shares to be issued under substantially similar terms. A summary of the status of options granted at December 31, 2004 and 2003, and changes during the years then ended are as follows:
                                       2004                      2003
                             ------------------------  -------------------------
                                     Weighted Average           Weighted Average
                             Shares   Exercise Price   Shares    Exercise Price
                             -------  --------------   -------   --------------
Outstanding at
 beginning of year           304,250       $10.00      204,688        $15.45
Granted                      502,500       $ 4.65      190,667        $ 6.75
Exercised                         -        $    -           -         $    -
Forfeited                    274,083       $ 8.16       86,105        $15.00
Expired                           -        $    -        5,000        $15.00
                             -------                   -------
Outstanding at end of year   532,667       $ 5.95      304,250        $10.00
                             -------                   -------
Exercisable at end of year   296,998       $ 6.68      102,000        $15.78
                             =======                   =======
Weighted average fair
 value of options granted    502,500       $ 4.65      190,667        $ 6.26
                             =======                   =======

         The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the years ended December 31, 2004 and 2003: expected dividend yields of zero, expected life of 10 years, expected volatility of 124% and 140%, respectively, and risk-free interest rates of 4.3% and 3.1%, respectively.

         A summary of the status of stock options outstanding at December 31, 2004 is presented below:

                            Options Outstanding                    Options Exercisable
             -----------------------------------------------  -----------------------------
 Range of                 Weighted Average  Weighted Average               Weighted Average
 Exercise      Number        Remaining          Exercise        Number         Exercise
  Prices     Outstanding  Contractual Life        Price       Exercisable        Price
-----------  -----------  ----------------  ----------------  ----------    --------------
$4.12-$4.87    335,500        4.8 years         $  4.56         155,665         $  4.59
   $6.50       155,000        6.5 years         $  6.50         100,000         $  6.50
   $15.00       42,167        1.7 years         $ 15.00          41,333         $ 15.00
------------   -------        ---------         -------         -------         -------
$4.12-$15.00   532,667        5.0 years         $  5.95         296,998         $  6.68
============   =======        =========         =======         =======         =======

         At December 31, 2004, the Company had outstanding warrants to purchase 2,044,493 shares of common stock (including 1,265,000 publicly traded warrants, see Note 10) that were issued to non-employees under various agreements with exercise prices ranging from $5.25 to $24.75 per share and a weighted average exercise price of $9.14 per share, expiring between April 2005 and November 2008. The warrants were valued on the date of issue using the Black-Scholes pricing model and the following assumptions: exercise price of the warrant stated in the agreements, $6.00 underlying stock price, 140% volatility, five year expected life, 2.9% risk free interest rate and expected dividend yield of zero. During the year ended December 31, 2004, no warrants were issued, 8,333 warrants with a weighted average exercise price of $17.85 expired and no warrants were exercised.

         Subsequent to December 31, 2004, employee stock options for 127,500 shares at $4.58 were exercised and warrants for 100,000 shares at $5.25 were exercised.

         A summary of all stock options and warrants outstanding at December 31, 2004 is presented below:
                                        Compensatory  Non-Compensatory   Total
                                        ------------  ----------------   -----
Stock options issued to employees and
 board members under stock option plans    487,333          --          487,333
Stock options issued to employees
 outside stock option plans                 45,334          --           45,334
                                           -------       ---------     ---------
  Total                                    532,667          --          532,667
Warrants issued to non-employees           355,833       1,688,660     2,044,493
                                           -------       ---------     ---------
  Total options and warrants outstanding   888,500       1,688,660     2,577,160
                                           =======       =========     =========

                  Q COMM INTERNATIONAL, INC. AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

         The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available net operating loss or tax credit carryforwards.

         The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company's future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $6,086,000 and $3,763,000 at December 31, 2004 and 2003, respectively.

         The Company had available at December 31, 2004, net operating loss carryforwards of approximately $15,650,000, which may be applied against future taxable income and which expire in various years through 2024.

         The components of income tax expense from continuing operations for the years ended December 31, 2004 and 2003 consist of the following:

                                                        2004            2003
                                                     -----------    -----------
Current income tax expense:
  Federal                                            $      --      $      --
  State                                                   25,000           --
                                                     -----------    -----------
     Current tax expense                             $    25,000    $      --
                                                     ===========    ===========
Deferred tax expense (benefit) arising from:
  Depreciation and amortization                      $  (404,000)   $   188,000
  Impairment of assets                                  (240,000)          --
  Allowance for doubtful accounts                       (476,000)          --
  Allowance for inventory                               (139,000)          --
  Net operating loss                                  (1,059,000)    (1,874,000)
  Deferred compensation                                     --          104,000
  Settlement reserve                                        --           75,000
  Other                                                   (5,000)        (6,000)
  Valuation allowance                                  2,323,000      1,513,000
                                                     -----------    -----------
     Net deferred tax expense                        $      --      $      --
                                                     ===========    ===========

         A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

                                                        2004            2003
                                                     -----------    -----------
Computed at the expected statutory rate              $(2,115,000)   $(1,839,000)
State and local income taxes, net of federal benefit    (328,000)      (285,000)
Interest expense due to issuance of warrants             120,000        611,000
Other                                                     25,000           --
Change in valuation allowance                          2,323,000      1,513,000
                                                     -----------    -----------
                                                     $    25,000    $      --
                                                     ===========    ===========

         The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2004:

                                                        2004            2003
                                                     -----------    -----------
Net operating loss carryforwards                     $ 5,237,000    $ 4,485,000
Allowance for loss                                       491,000         15,000
Inventory allowance                                      140,000           --
Depreciation and impairment of assets                    262,000       (737,000)
Other                                                    (44,000)          --
Less valuation allowance                              (6,086,000)    (3,763,000)
                                                     -----------    -----------
Deferred tax asset net of valuation allowance        $      --      $      --
                                                     ===========    ===========

                  Q COMM INTERNATIONAL, INC. AND  SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONCENTRATION OF REVENUES

         The Company has one customer that accounted for 46% of revenues for the year ended December 31, 2004, and two customers that accounted for 59% and 14% of total revenues for the year ended December 31, 2003. Also, approximately 90% of the Company's revenue for the years ended December 31, 2004 and 2003 were from the sale of prepaid wireless products.

NOTE 14 - EMPLOYMENT AGREEMENTS

         The Company had an employment agreement with its Chief Financial Officer (CFO), which expires on December 31, 2005. If the Company terminates the agreement without cause, or if the CFO terminates the agreement for good reason, the CFO is entitled to receive the lesser of one year's salary or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The agreement was terminated during 2004. The Company and the CFO have an arrangement that provides the CFO a retention bonus if he remains employed by the Company through May 31, 2005.

         The Company has an employment agreement with its President/CEO, which expires on December 31, 2006. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the President/CEO terminates the agreement for good reason, the President/CEO is entitled to receive the greater of one year's salary plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The President/CEO was also granted an option to purchase 150,000 shares of common stock at the $3.59 market price per share on the date of grant in January 2005.

NOTE 15 - RECENTLY ENACTED ACCOUNTING STANDARDS

         The Emerging Issues Task Force has issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities. The Company does not expect this statement to have a material impact on its financial position, results of operations or liquidity.

         In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, "Exchanges of Nonmonetary Assets--an amendment to APB Opinion No. 29." This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or liquidity.

         In December 2004, the FASB issued two Staff Positions that provide accounting guidance for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. SFAS 109-1, "Application of FASB Statement No. 109, `Accounting for Income Taxes,' to the Tax Deduction on
Qualified Production Activities Provided by the American Jobs Creation Act of 2004" states the manufacturers' deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", allows additional time to evaluate the effects of the legislation for repatriation of foreign earnings. The Company does not expect these statements to have a material impact on its financial position, results of operations or liquidity.

         In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payments". SFAS No. 123R is a revision of SFAS No. 123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is the third quarter of the Company's year ending December 31, 2005. The Company has not yet determined the model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R. The impact of SFAS No. 123R on the Company's results of operations cannot be predicted at this time because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

NOTE 16 - SUBSEQUENT EVENTS

         Through March 29, 2005, 127,500 employee stock options with a price of $4.58 were exercised and 100,000 warrants with a price of $5.25 were exercised. Gross proceeds to the Company in these transactions totaled $1,108,950.

         On March 29, 2005, the Company received a guaranteed commitment from a member of the board of directors for up to $2.9 million of funding through debt, equity or guarantees.

Item 8. Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

         On July 30, 2004, our Audit Committee determined to engage Tanner LC, Salt Lake City, Utah, as the Company's independent registered public accounting firm. Previously, we had engaged Pritchett, Siler & Hardy, P.C., Salt Lake City, Utah as the Company's independent auditor. The report of Pritchett, Siler & Hardy, P.C. on the Company's consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations and comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2003, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

         In connection with our two most recent fiscal year audits and any subsequent interim period preceding the disengagement of Pritchett, Siler & Hardy, P.C., there were no disagreements with Pritchett, Siler & Hardy, P.C. or reportable events on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreement in connection with its report. In connection with its audit of the Company's 2003 financial statements, Pritchett, Siler & Hardy, P.C. noted no matters involving the internal control structure and operations that they considered to be material weaknesses.

         No consultations occurred between the Company and Tanner LC. during the two most recent fiscal years and any subsequent interim period prior to Tanner LC's appointment regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or other information provided that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

Item 8A. Control and Procedures

         We maintain disclosure controls and procedures designed to ensure that financial information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure.

         In connection with the completion of its audit of, and the issuance of its report on, our consolidated financial statements for the year ended December 31, 2004, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "material weaknesses." The Public Company Accounting Oversight Board had defined a material weakness as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected."

         The deficiencies in our internal control relate to the timely reconciliation of general ledger accounts, controls over inventory, accounting for acquisitions, and impairment of intangible assets. Additionally, the deficiency in our internal control over certain disclosures in the footnotes to the financial statements was related to the stock option disclosures required by SFAS No. 148 and income taxes required by SFAS No. 109. The unrecorded transactions and disclosure deficiencies were detected in the audit process and have been appropriately recorded and disclosed in this Form 10-KSB. We are in the process of improving our internal control in an effort to remediate these deficiencies through improved supervision and training of our accounting staff. These deficiencies have been disclosed to our Audit Committee. Additional effort is needed to fully remedy these deficiencies and we are continuing our efforts to improve and strengthen our control processes and procedures. Our management and Audit Committee will continue to work with our auditors and outside advisors to ensure that our controls and procedures are adequate and effective.

         There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III

Item 9. Directors and Executive Officers

         Our executive officers and directors and their respective ages, as of March 21, 2005, are as follows:

        Name              Age   Position
        -----             ---   -------
        Michael Keough     48   Chief executive officer, president and director
        Michael Openshaw   46   Chief financial officer, secretary and treasurer
        Darin Hunsaker     38   Vice president, sales
        Fred Schade        39   Vice president, engineering
        Charles Callis     49   Vice president, business development
        William Jurika     65   Chairman of the board of directors
        Gary Crook         52   Director
        Harry Hargens      50   Director
        Steven Phillips    50   Director
        Thomas Tesmer      58   Director

         Each   director   holds  office  until  the  next  annual   meeting  of
stockholders and until his or her successor is elected and qualified. Officers are elected to service subject to the discretion of the board of directors.

         Set forth below is a brief description of the background and business experience of our executive officers and directors.

         Michael Keough joined us in December 2004, taking the role previously held by Terry Kramer. Prior to joining Q Comm, Mr. Keough served as Chief Executive Officer, President, and Chief Strategy Officer of ClearOne Communications, a publicly traded company specializing in audio, video, and web-based conferencing products and services. From 1998 to 2002, Mr. Keough served as Senior Vice President of World Wide Sales for Tempo, a company that provides web-based training, and for Learnframe, a Company specializing in testing equipment for the telecom industry.

         Michael Openshaw has been with us since November 2000 and was named chief financial officer in April 2001 and our secretary and treasurer in February 2003. From 1996 to November 2000, Mr. Openshaw served as the chief financial officer of The University of Utah Hospital. He also has 10 years' experience with the accounting firm of Deloitte & Touche LLP where he attained the level of senior manager. Mr. Openshaw is a Certified Public Accountant and has a Bachelor of Arts degree in accounting from the University of Utah.

         Darin Hunsaker joined us in January 2004. He has held various sales positions over the past 13 years, including positions with WordPerfect and PowerQuest. From January 1996 through January 2004 he served as senior director of enterprise sales, vice president of global accounts, managing director and senior director of European sales, and director of channel sales and marketing at PowerQuest, a high growth computer storage management company. Mr. Hunsaker earned a bachelor's degree in German and business management from Weber State University.

         Fred Schade joined us in June 2004. Mr. Schade comes to Q Comm with over 21 years of experience in IT and software development. Most recently he served as the CTO and Vice President of R&D for MediConnect.net Inc. where he joined the company in 2000 and was responsible for all phases of product development and R&D strategies. From 1997 to 1999 he was the Director of Software Development for NetSchools Corporation, where he directed a 170-member team that performed most of the company's engineering, quality assurance, design, operations, maintenance, and support.

         Charles Callis brings over 17 years of executive-level technology sales and marketing experience. From 2002 to 2004, Mr. Callis was Vice President, Worldwide Sales and Marketing for ClearOne Communications where he built a global partner network of distributors and value-added resellers. From 2001 to 2002, Mr. Callis served as Vice President of Sales for e-learning platform company Learnframe, and from 1997 to 2001 as Vice President of Worldwide Sales and Alliances for Altiris, Inc. In nearly a decade with Novell, Inc. Mr. Callis held numerous executive positions including Vice President of Marketing responsible for $1.5 billion in product revenue, and as Vice President of Enterprise Customers. Mr. Callis was a key executive in driving Novell's European business from $25 million to over $500 million annually.

         William Jurika was appointed to our board in April 2004 and was subsequently elected chairman. Mr. Jurika is a past vice president of institutional sales for E. F. Hutton. Since January 2000, Mr. Jurika has been a private investor. From 1998 to 2000, he was Chairman of Jurika & Voyles, a company engaged in the business of investment services. Mr. Jurika is a director of QuadraMed, a company that provides information technology solutions to the healthcare industry.

         Gary Crook joined our board of directors in April 2004. Since 2000 he has been the senior vice president, operations of The INTEQ Group, Inc., a pharmacy benefit management company. From 1995 to 2000, Mr. Crook served as the senior vice president, chief financial officer for SOS Staffing Services, Inc., which was a NASDAQ listed company providing temporary staffing and information technology consulting. Mr. Crook has an MBA and a Bachelor of Science degree in business economics from the University of Utah.

         Steven Phillips joined our board of directors in April 2004. He is an attorney who gained a broad legal background while practicing for 15 years, the last eight years as a partner with Morrison & Foerster LLP in San Francisco, California, including experience in mergers and acquisitions, regulatory practice and litigation. Since May 1996, he has been assistant general counsel with CMS Enterprises Company, a subsidiary of CMS Energy Corporation, a holding company with subsidiaries that provide utility services in Michigan and operate international energy generation facilities. Mr. Phillips has a Juris Doctor from the University of California, Hastings College of Law and a Bachelor of Arts degree from the University of California, Santa Cruz.

         Thomas Tesmer has been on our board of directors since June 2004. He has over 25 years in the transaction processing industry, in particular with electronic funds transfer and point-of-sale payments. Presently he serves as the Senior Vice President of Processing with ITC Financial Services a pioneer in electronic payment solutions using stored value cards. Most recently, he also served as Executive Vice President of Front End Systems for Heartland Payment Systems Inc, one of the largest independent merchant payment-processing organizations in the United States. He also was the President and CEO of Access Services Inc, a credit card merchant payments processing corporation.

         Harry Hargens joined our board of directors in August 2004. He has been active in the payments/transaction processing industry since 1981, having held senior management positions responsible for sales, marketing, and product development, at Omron, VeriFone, TransNet (now part of Paymentech), HONOR
(STAR), and National Data (Global Payments). Presently, he serves as a CEO, President, and Director of InstaPay Systems Inc. (OTCBB: IPYS), the holding company of Kryptosima LLC, which he founded in 2000. He holds an MBA with honors from The University of Chicago, and a BSEE with honors from Illinois Institute of Technology.

Key Employees

         John Hickey, director of marketing, joined Q Comm's predecessor companies in 1993 where he served in various positions including Vice President of Marketing and Operations. He has been a consultant to companies in direct marketing including iMall (now part of Excite@Home), HomeStar Communications, and Borges Lamont. He currently sits on Intele-Card News' advisory board and is a two-time winner of the Intele-Card Editor's Choice Award. He received a Bachelor of Science degree from Brigham Young University and a Masters in Business Administration with a specialization in Entrepreneurship from the University of Arizona.

         Aaron Kesler, director of operations, came to Q Comm in 2003. Mr. Kesler has over 13 years of experience in outsourced customer service centers. From 2002 to 2003, Mr. Kesler served Teleperformance USA as International Account Director where he led the technical development and implementation of Chase Manhattan Bank services and sales centers located in New Delhi, India. From 1999 to 2002 he was the Director of Member Services and Business Retention at UCN, where he created new processes and call centers to manage the business relations and services required by UCN business partners. From 1992 to 1999, as National Account Manager for Convergys he directed more than 1,300 customer service representatives in delivering premier customer support services to large accounts like AT&T, Federal Express, and Sprint PCS.

Committees of the Board of Directors

         Our board of directors has an audit committee consisting of Gary Crook, Harry Hargens and Steven Phillips, and a compensation committee and a nominating committee consisting of William Jurika, Steven Phillips and Tom Tesmer. The audit committee meets with management and our independent registered public accounting firm to determine the adequacy of our internal controls and other financial reporting matters and review related party transactions for potential conflict of interest situations. The nominating committee reviews and recommends nominees for the board of directors. The compensation committee reviews and recommends the compensation and benefits payable to our chief executive officer and approves supplemental compensation programs, such as bonus awards and stock options.

Audit Committee Financial Expert

      The Board has determined that the chairman of the committee, Gary Crook, is an "audit committee financial expert," as that term is defined in Item 401(e) of Regulation S-B, and "independent" for purposes of current and recently-adopted American Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent stockholders were complied with during 2004.

Code of Ethics

      We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is posted on our website at www.qcomm.com.

Item 10. Executive Compensation

         Summary compensation. The following table sets forth information regarding compensation awarded to, earned by, or paid to our chief executive officer and our other most highly compensated executive officers whose compensation exceeded $100,000 in 2004 for all services rendered to us in all capacities during the last three completed fiscal years.
                                                                     Long-term
                                                                   Compensation
                                            Annual Compensation    ------------
                                           ---------------------    Securities
                                                      Commission    Underlying
Name and principal position         Year   Salary      and Bonus      Options
---------------------------         ----   -------     ---------      -------
Terry Kramer, president and         2004  $201,731    $      -        255,000(1)
 chief executive officer (1)        2003  $ 17,500(2)        -         45,000(1)
                                    2002        -            -             -

Michael Keough,president and        2004  $ 15,385(3)        -             -
 chief executive officer            2003        -            -             -
                                    2002        -            -             -


Michael Openshaw, chief             2004  $125,000    $   7,668(4)         -
 financial officer,secretary        2003  $110,586    $  30,000        40,000(5)
and treasurer                       2002  $110,000    $  10,000(6)      6,667(7)


Darin Hunsaker, vice president,     2004  $120,192    $  36,390        35,000(8)
 sales                              2003        -            -             -
                                    2002        -            -             -


(1) Terry Kramer resigned effective December 31, 2004 and 127,500 unvested stock options expired on that date. Vested stock options expire 90 days after termination of employment. Mr. Kramer exercised 127,500 options in January 2005.
(2) Terry Kramer was hired in November 2003.
(3) Michael Keough was hired in December 2004.
(4) Represents 1,667 shares granted June 30, 2004 valued at $4.60 per share.
(5) As of December 31, 2004, 20,000 shares were vested.
(6) Represents 25,000 shares granted December 31, 2002 valued at $0.40 per share.
(7) As of December 31, 2003, 1,250 options were vested and the balance was forfeited.
(8) As of December 31, 2004, 15,625 options were vested.

Options held by Named Executives

         The following tables provide information with respect to stock options granted during the year ended December 31, 2004 to each of the executives named in the summary compensation table above and the number and aggregate value of unexercised options held by those executives as of December 31, 2004. The per share exercise price of all options was equal to, or above, the estimated fair market value of a share of common stock on the date of grant. No options granted to any named executives have been exercised.

      Option Grants in the Year Ended December 31, 2004 (Individual Grants)

                   Number of
                   Securities    Percent of Total
                   Underlying    Options Granted to   Exercise  Expiration
Name                Options      Employees in 2004      Price      Date
--------------      -------      -----------------    --------   ----------
Terry Kramer        255,000            64.2%          $   4.58   5/16/14(1)
Darin Hunsaker       20,000             5.0%          $   6.50   1/5/14(2)
Darin Hunsaker       15,000             3.8%          $   4.65   6/1/14(2)

(1) Terry Kramer resigned effective December 31, 2004 and 127,500 unvested stock options expired on that date. Vested stock options expire 90 days after termination of employment.
(2) These options are earned quarterly over 2004 and 2005 based on the continued employment of the officer.

                           2004 Year-End Option Values
                                                         Value of Unexercised
                                                             In-the-Money
                Number of Shares Underlying Unexercised  Options At December 31,
                    Options at December 31, 2004 (#)         2004 ($)(1)
                    --------------------------------   -------------------------
Name                Exercisable        Unexercisable   Exercisable Unexercisable
----------------    -----------        -------------   ----------- -------------
Terry Kramer         172,500(2)              - (3)          -            -
Michael Openshaw      31,333(4)          20,000(5)          -            -
Darin Hunsaker        15,625(5)          19,375(6)          -            -

(1) Based on a $3.71 closing price of our stock on the American Stock Exchange on December 31, 2004.
(2) Includes 127,500 options with an exercise price of $4.58 per share and 45,000 options with an exercise price of $6.50 per share.
(3) See footnote (1) in the preceding table.
(4) Includes 11,333 options with an exercise price of $15 per share and 20,000 options with an exercise price of $6.50 per share.
(5) Having an exercise price of $6.50 per share.
(6) Includes 10,000 options with an exercise price of $6.50 per share and 5.625 options with an exercise price of $4.65 per share.
(7) Includes 10,000 options with an exercise price of $6.50 per share and 9,375 options with an exercise price of $4.65 per share. None of the options referred to above had been exercised as of December 31, 2004.

Employment Agreements

         We have entered into employment agreements with Michael Keough and Michael Openshaw.

         Mr. Keough's agreement, which terminates December 31, 2006, pays him an annual salary of $200,000. The agreement may be extended for successive one-year periods. If we terminate the agreement without cause, or if Mr. Keough terminates the agreement for good reason, the President/CEO is entitled to receive the greater of one year's salary plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. Under the terms of his employment contract, Mr. Keough was also granted an option to purchase 150,000 shares of common stock at the market price per share on the date of grant in January 2005.

         Mr. Openshaw's agreement, which terminates December 31, 2005, pays him an annual salary of $125,000 plus bonus based on individual and company performance. If we terminate the agreement without "cause", or if Mr. Openshaw terminates the agreement for "good reason", he is entitled to the lesser of one year's salary or payment through the expiration date of the contract. In addition, any stock options held by him will vest immediately. During the contract term and for one year following its termination or expiration, he is prohibited from soliciting our employees and customers and competing with us, provided we have not terminated the employment contract without cause. The agreement was terminated during 2004. We have an arrangement with Mr. Openshaw that provides him the continuation of his base wages, the right to retain existing stock option agreements and a retention bonus if he remains employed by the Company through May 31, 2005.


Compensation of Directors

         Our outside directors receive a quarterly payment of $4,125 and are reimbursed for travel costs. Committee chairs receive an additional $1,250 per quarter.

Limitation of Directors' Liability and Indemnification

         Our articles of incorporation limit the liability of individual directors for specified breaches of their fiduciary duty. The effect of this provision is to eliminate the liability of directors for monetary damages arising out of their failure, through negligent or grossly negligent conduct, to satisfy their duty of care, which requires them to exercise informed business judgment. The liability of directors under the federal securities laws is not affected. A director may be liable for monetary damages only if a claimant can show receipt of financial benefit to which the director is not entitled, intentional infliction of harm on us or on our stockholders, a violation of section 16-10a-842 of the Utah Revised Business Corporation Act (dealing with unlawful distributions to stockholders effected by vote of directors), and any amended or successor provision thereto, or an intentional violation of criminal law.

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

         We have provided a directors' and officers' insurance policy in the amount of $5,000,000, which expires November 2005.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2005 by:
         - each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;
         -        each of our directors;
         - each executive officer named in the summary compensation table above; and
         -        all of our directors and executive officers as a group.

         Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the common stock owned by them.

Name and address of                   Common Stock       Percent of Common Stock
 beneficial owner (1)             Beneficially Owned(2)     Beneficially Owned
---------------------             ---------------------     ------------------
Terry Kramer                             45,000                    *
Michael Keough                           12,500(3)                 *
Michael Openshaw                         35,732                    *
William Jurika                          921,050                  18.1%
Pike Capital Partners, LP             1,303,800                  25.6%
All directors and executive
 officers as a group (10 persons)       310,871(4)               20.7%

* Less than 1%
(1) All addresses are c/o Q Comm International, Inc., 510 East Technology Ave, Building C, Orem, Utah 84097.
(2) According to the rules and regulations of the SEC, shares that a person has a right to acquire within 60 days of the date of this report are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3) Exercisable within 60 days of this report.
(4) Includes 65,000 shares underlying options exercisable within 60 days of this report.

Securities Authorized for Issuance under Equity Compensation Plans

         To attract and retain the personnel necessary for our success, in 2000 we adopted a stock option plan and reserved 133,333 shares of stock for future grants under that plan. Only employees are eligible for grants under this plan. In February 2003 and May 2004, we adopted stock option plans under which we may grant options covering up to 100,000 and 500,000 shares of common stock, respectively, to our employees, directors and consultants. The compensation committee established by the board of directors administers all plans. In addition, each plan provides that the maximum term for options granted under the plan is 10 years and that the exercise price for the options may not be less than the fair market value of the common stock on the date of grant. Options granted to stockholders owning more than 10% of our outstanding common shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the common stock on the date of the grant. As of December 31, 2004, we had issued options covering 131,833 shares of common stock under the 2000 stock option plan with a weighted average exercise price of $8.23, we had issued options covering 50,000 shares of common stock under the 2003 stock option plan with a weighted average exercise price of $6.50, and we had issued options covering 305,500 shares of common stock under the 2004 stock option plan with a weighted average exercise price of $4.61.

         The following table sets forth, as of December 31, 2004, information concerning our 2000, 2003 and 2004 stock option plans, as well as information relating to other equity compensation plans that we have adopted.

                                Number of                        Number of
                             securities to be  Weighted     securities remaining
                               issued upon      average        available for
                               exercise of   exercise price   future issuance
                               outstanding   of outstanding     under equity
                               options and    options and      compensation
                                warrants        warrants           plans
                               ----------       --------          -------
Equity compensation plans
 approved by stockholders (1)  487,333          $   5.78          246,000
Equity compensation plans
 not approved by
 stockholders (2)              401,167(3)       $   9.42              --
                               -------                            -------
Total                          888,500          $   7.35          246,000
                               =======                            =======

(1) The 2000, 2003 and 2004 stock option plans.
(2) Includes options granted to employees, consultants and underwriters outside our stock option plans and stock bonuses.
(3) Includes options covering 355,833 shares of common stock granted to consultants and underwriters, and options covering 45,334 shares of common stock granted to employees outside our stock option plan. The options granted to consultants vested immediately, those granted to underwriters vested after one year. The options granted to consultants and underwriters and are for terms that range from three to five years from the date of grant. The options granted to our employees expire at the end of five years from date of grant. All of the employees' options have vested.


Item 12. Certain Relationships and Related Transactions

         As of December 31, 2003, we owed Paul Hickey, our principal stockholder and chief executive officer, an aggregate amount of $260,692, consisting of loans from him to cover cash shortfalls and deferred salary. This amount was reflected in a note which was to mature December 31, 2007. The note was repaid during the year ended December 31, 2004.

         We have adopted a policy that the audit committee must review all transactions with any officer, director or 5% stockholder.

Item 13. Exhibits List and Reports on Form 8-K

         (a) Exhibits:
Exhibit
No.                Description
--------           -----------
 3.1(i)   Articles of Incorporation (1)
 3.1(ii)  Amendment to Articles of Incorporation (2)
 3.2      Amended and Restated Bylaws (2)
 4.1      Specimen Stock Certificate (2)
 4.2      Form of warrant agreement, including form of warrant (2)
 4.3      Form of unit certificate (2)
 4.4      Form of representative's warrant (2)
10.1      2000 Stock Option Plan (2)
10.2      2003 Stock Option Plan (2)
10.3      Securities Purchase Agreement, dated February 10, 2003 (2)
10.4      Form of 12% Secured Convertible Debentures due March 31, 2004 (2)
10.5      Form of Stock Purchase Warrant (2)
10.6 Form of Lock-Up Agreement executed by all officers, directors and 5% shareholders (2)
10.7      Form of Lock-Up Agreements for 12% Secured Convertible Debenture
          holders (2)
10.8      Employment Agreement between Q Comm International, Inc. and
          Paul C. Hickey (2)
10.9      Employment Agreement between Q Comm International, Inc. and
          Terry D. Kramer (3)
10.10     Employment Agreement between Q Comm International, Inc. and
          Michael K. Openshaw (3)
10.10     Employment Agreement between Q Comm International, Inc. and
          Michael D. Keough*
10.10     Securities Purchase Agreement, dated May 20, 2003 (2)
10.11 Form of 12% Unsecured Promissory Note, due August 31, 2004, dated May 20, 2003 (2)
10.12     Form of Stock Purchase Warrant, dated May 20, 2003 (2)
10.13 Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and Hargray Wireless (2)
10.14     Agreement between Q Comm International, Inc. and PreCash
          Corporation (2)
10.15     WGR Ltd. Agreement (2)
10.16     Marceco Ltd. Agreement (2)
10.17     Success Concepts Enterprises Inc. Agreement (2)
10.18     510 East Technology Avenue Lease (3)
10.19# Agreement between Q Comm International, Inc. and Cricket Communications, Inc.
14        Code of Ethics (2)
21        Subsidiary schedule (3)

31.1 Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2 Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1 Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2 Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
----------------------------------
* Included as an exhibit herein.

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

         (b) Reports on Form 8-K:

A current report was filed on Form 8-K on December 21, 2004 under item 1.01.
A current report was filed on Form 8-K on December 03, 2004 under item 7.01.
A current report was filed on Form 8-K on November 16, 2004 under item 5.02(b). A current report was filed on Form 8-K on November 16, 2004 under item 2.02.
A current report was filed on Form 8-K on November 15, 2004 under item 7.01.

 Item 14. Principal Accountant Fees and Services

         The aggregate fees billed by the principal accounting firms we used in 2004 and 2003, Tanner LC and Pritchett, Siler & Hardy, P.C., are as follows:

                                              2004            2003
                                           ---------        -------
Audit fees                                 $ 90,000         $24,942
Audit related fees                           10,434          12,576
                                           ---------        -------
  Total audit and audit related fees        100,434          37,518
                                           ---------        -------
Tax fees                                      9,825             446
All other fees                                    -               -
                                           ---------        -------
  Total fees                               $110,259         $37,964
                                           ========         =======

         Audit related fees were for reviews of our filings on Forms 10-QSB for 2004 and 2003, and for work required by our registered public offering in 2003.

         Each of the permitted non-audit services has been pre-approved by the Audit Committee or the Audit Committee's Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Audit Committee Pre-Approval Policies and Procedures

         The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent registered public accounting firm before that firm is engaged to render these services. The Audit Committee may consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q Comm International, Inc.


By:  /s/Michael D. Keough
        -----------------------
        Michael D. Keough,
        Chief Executive Officer

Date:   April 12, 2005

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 12, 2005.

                                           Title
Principal Executive Officer

         /s/ Michael D. Keough             Chief Executive Officer
         ---------------------
           Michael D. Keough

Principal Financial Officer

         /s/ Michael K. Openshaw           Chief Financial Officer
         -----------------------           (Principal Accounting Officer)
           Michael K. Openshaw

Directors

         /s/ William Jurika                Chairman of the Board
         ---------------------
             William Jurika

         /s/ Gary Crook                    Director
         ---------------------
             Gary Crook

         /s/ Harry Hargens                 Director
         ---------------------
         Harry Hargens

         /s/ Steven Phillips               Director
         ---------------------
         Steven Phillips

         /s/ Thomas Tesmer                 Director
         ---------------------
         Thomas Tesmer