Form 10-Q
period 2005-03-31
Q COMM INTERNATIONAL INC
filed 2005-06-02
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission File Number 001-31718

Q COMM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0674277
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

510 East Technology Avenue, Building C, Orem, Utah 84097
(Address, including zip code, of principal executive office)

(801) 226-4222
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  | X |     No  |___|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  |___|     No  | X |
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 23, 2005, 5,485,794 shares of the issuer’s common stock were outstanding.

Q COMM INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$777,852	$1,698,052
Trade accounts receivable, net	998,887	895,388
Other receivable, net	-	61,434
Inventory, net	918,586	1,081,637
Prepaid expenses	846,849	156,375

Total Current Assets	3,542,174	3,892,886

Property and Equipment, net	4,924,671	4,382,953

Other Assets:
Restricted cash	524,928	510,692
Capitalized software development costs, net	866,803	1,052,344
Goodwill	144,580	144,580
Deposits	149,740	149,719
Definite-lived intangible assets, net	152,328	166,667

Total Other Assets	1,838,379	2,024,002

Total Assets	$10,305,224	$10,299,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,247,017	$1,525,634
Accrued expenses	385,362	281,302
Notes payable - related party	500,000	-
Capital lease obligations - current portion	492,410	490,374

Total Current Liabilities	2,624,789	2,297,310

Capital Lease Obligations, net of current portion	261,446	382,745

Total Liabilities	2,886,235	2,680,055

Commitments and Contingencies (Note 7)	-	-

Stockholders' Equity:
Common stock, $.001 par value; 50,000,000 shares authorized, 5,087,794 and 4,859,044 shares outstanding, respectively	5,088	4,859
Additional paid-in capital	28,448,313	27,333,779
Accumulated deficit	(21,071,806)	(19,775,223)
Accumulated other comprehensive income	48,162	67,139
Stock subscription receivable	(10,768)	(10,768)

Total Stockholders' Equity	7,418,989	7,619,786

Total Liabilities and Stockholders' Equity	$10,305,224	$10,299,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2005	2004

Revenues	$15,303,892	$8,487,830

Expenses:
Cost of goods sold	11,901,712	6,174,528
Commissions and fees	2,927,946	2,024,907
Selling	227,365	142,697
General and administrative	1,046,258	782,639
Depreciation and amortization (1)	483,535	399,191

Total Expenses	16,586,816	9,523,962

Loss from Operations	(1,282,924)	(1,036,132)

Other Income (Expense):
Interest income	6,740	13,948
Interest and other expense	(20,399)	(324,315)

Total Other (Expense), net	(13,659)	(310,367)

Loss before Income Tax Provision	(1,296,583)	(1,346,499)

Income Tax Provision	-	-

Net Loss	$(1,296,583)	$(1,346,499)

Basic and Diluted Net Loss per Common Share	$(.26)	$(.34)

Basic and Diluted Weighted Average Common Shares Outstanding	4,978,000	3,995,000

Other Comprehensive Loss:
Net Loss	$(1,296,583)	$(1,346,499)
Foreign currency translation adjustment	(18,977)	-

Other Comprehensive Loss	$(1,315,560)	$(1,346,499)

(1) Includes $434,258 and $382,815 of depreciation on terminals and amortization of capitalized software development applicable to cost of goods sold for periods ended March 31, 2005 and March 31, 2004, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(1,296,583)	$(1,346,499)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale or disposal of property and equipment	22,308	-
Provision for doubtful accounts	50,000	30,000
Depreciation and amortization	483,535	399,191
Amortization of discount on debentures and notes	-	300,947
Change in assets and liabilities:
Receivables	(93,195)	(86,690)
Inventory	161,385	(584,612)
Prepaid expenses	(690,474)	-
Other assets	(66)	2,737
Accounts payable	(275,862)	224,781
Accrued expense	103,994	72,405
Contingent liabilities	-	(70,000)

Net Cash Used by Operating Activities	(1,534,958)	(1,057,740)

Cash Flows from Investing Activities:
Changes in restricted cash	(14,236)	1,450,583
Purchase of property and equipment	(814,857)	(511,557)
Capitalized software development costs	(26,874)	(82,187)
Purchase of intangible assets	(6,494)	-

Net Cash Provided (Used) by Investing Activities	(862,461)	856,839

Cash Flows from Financing Activities:
Issuance of common stock	1,114,763	-
Cash received from subscription receivable	-	16,152
Proceeds from issuance of related party notes payable	500,000	-
Payments on convertible notes payable	-	(1,230,000)
Principal payments on capital lease obligations	(119,263)	(7,013)

Net Cash Provided (Used) by Financing Activities	1,495,500	(1,220,861)

Net Decrease in Cash	(901,919)	(1,421,762)

Effect of Foreign Exchange Rates on Cash	(18,281)	-

Cash and Cash Equivalents, Beginning of Period	1,698,052	5,524,774

Cash and Cash Equivalents, End of Period	$777,852	$4,103,012

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19,106	$92,047

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - The Company's business involves purchasing and reselling prepaid telecommunication and other products through a proprietary electronic point-of-sale activation system known as Qxpress. The Company provides its products to end users throughout the United States as well as Canada, France, Australia and the Bahamas. The Company has not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors. The Company is headquartered in Orem, Utah. In July 2004, the Company acquired Point de Vente (PDV), a company located in Quebec, Canada, through the acquisition of 100% of its stock. Approximately 95% of the Company’s revenues are generated in the United States.

Unaudited Condensed Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the balance sheet dates, and for periods presented, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 Form 10-KSB. The results of operations for the period ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

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
Key estimates in the accompanying consolidated financial statements include, among others, allowances for doubtful accounts receivable, allowances for obsolete inventory, impairments of long-lived tangible and intangible assets, and accruals for litigation and contingencies.

Cash Equivalents - For purposes of financial reporting, the Company considers all highly liquid debt investments purchased with an original maturity of three months or less to be cash equivalents.

Receivables - Accounts receivable consist of trade receivables arising in the normal course of business and other receivables. At March 31, 2005, and December 31, 2004, the Company established an allowance for doubtful accounts of $269,175 and $336,931, respectively, which reflects the Company's best estimate of probable losses for uncollectible accounts. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt expense for the periods presented were insignificant.

The other receivable consists of an amount that became due from a provider of product in 2004 the Company distributes. The product was faulty and was returned to the distributor. However, the distributor has not reimbursed the Company for the product to date. While the distributor remains committed to reimburse the Company for the amount owed of approximately $1,000,000, there is no assurance that this will take place. Accordingly, the Company has recorded an allowance for the total amount of this receivable as of March 31, 2005 and December 31, 2004.

Inventory - Inventory consists of prepaid telecommunication products acquired by the Company and is carried at the lower of cost or market value using the first-in, first-out method. Inventory is carried net of an allowance for obsolescence of $375,000. Inventory which has been paid for but not received as of the balance sheet date is reflected as a prepaid expense.

Depreciation - Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
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

Impairment of Long-lived Assets - In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments - The carrying values reported in the accompanying condensed consolidated financial statements for accounts receivable, other receivable and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying values of capital lease and notes payable obligations also approximate their fair value.

Revenue Recognition - The Company uses two models to generate revenues: the broker model and the service bureau model. Under the broker model, which has been and continues to be the dominant alternative, the Company sells its prepaid products through retail locations. Revenue is recognized at the time products are sold. Sales of the Company's products are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) and Emerging Issues Task Force No. 99-19 (EITF 99-19). For period ended March 31, 2005 the Company derived approximately 55% of its revenue through unconsigned PIN purchases and 44% through PINs purchased on consignment. In cases where the Company does not own the product sold and another entity retains such risk and reward of product ownership or where certain other requirements of SAB 104 or EITF 99-19 are not met, the Company records revenues on a "net" basis.

The Company uses the service bureau model primarily with international customers. In this model, the Company licenses its proprietary software and sells its point-of-sale terminals. The customer is responsible for operation of the system and providing services to its retail stores. The Company’s service bureau contracts separately identify pricing for software licensing, purchases of terminals, future technical support billed at hourly rates, and ongoing fees based on either transaction volume or revenues processed through the system. Each of these deliverables has value to the customer on a standalone basis and comprises a separate unit of accounting, as defined in EITF 00-21. Revenues for each of these elements are based on the value of the services, software or terminals sold as determined by vendor specific objective evidence. Such revenue represented 0.3% and 1.8% of revenues for the periods ended March 31, 2005 and 2004, respectively.

The Company also generates revenue from the sale or rental of terminals, minimum performance fees and sales of other products. These sales are recorded net of sales discounts and allowances when billed.

Cost of Goods Sold - Cost of goods sold consists primarily of the costs of the prepaid telecommunication and other miscellaneous products sold at retail and terminals sold to customers. The full cost of the product, as well as all direct costs associated with the sale of the product, is recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries and transaction processing fees paid to a third party. Those costs are recorded separately in operating expenses. For periods ended March 31, 2005 and March 31, 2004 there was $434,258 and $382,815 respectively, of cost of goods sold related to depreciation on  terminals and amortization of capitalized software development costs. Such amounts are included in depreciation and amortization expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share - The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options/warrants and convertible notes is dilutive. Because the Company incurred losses for the three months ended March 31, 2005 and 2004, the effect of options/warrants and convertible notes totaling 2,611,243 and 2,377,076 equivalent shares, respectively, has been excluded from the net loss per common share computation since its impact would be antidilutive.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. The Company had available at March 31, 2005, net operating loss carry forwards of approximately $16,950,000, which may be applied against future taxable income, if any, and which expire in various years through 2024.

Advertising - Advertising costs are expensed as incurred. Advertising costs totaled $18,860 and $5,561 for the periods ended March 31, 2005 and 2004, respectively.

Restricted Cash - Restricted cash of $524,928 at March 31, 2005 and $510,692 at December 31, 2004, is maintained to support letters of credit covering capital lease arrangements and to secure a bank account used for processing automated clearinghouse transactions. In order to secure the bank account, the Company must maintain a balance of 2% of the previous month’s total transactions processed through the account.

Stock Options - In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123". This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 9. The Company accounts for grants to employees and directors under its stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the years presented in the accompanying financial statements, the Company has granted options under its 2000, 2003 and 2004 defined stock options plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for grants of options to employees and directors in the accompanying statements of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net loss and basic net loss per common share would have been reduced to the pro forma amounts indicated below:

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Three Months Ended March 31,
	2005	2004
Net loss, as reported	$(1,296,583)	$(1,346,499)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(183,443)	(161,785)

Pro forma net loss	$(1,480,026)	$(1,508,284)

Basic net loss per common share, as reported	$(.26)	$(.34)
Pro forma net loss per common share	$(.30)	$(.38)

Translation of Foreign Currencies - The Company transacts business in Canadian dollars through its wholly owned subsidiary, Point de Vente. The foreign subsidiary uses its local currency as the functional currency. Consequently, assets and liabilities of the foreign subsidiary have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as accumulated other comprehensive income which is a component of stockholders’ equity.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	March 31, 2005	December 31, 2004
Point of sale terminals and related items - in service	$3,188,132	$2,987,184
Office and computer equipment	371,820	341,140

Total cost of depreciable equipment	3,559,952	3,328,324
Accumulated depreciation and amortization	(1,520,606)	(1,280,770)

Property and equipment in service, net	2,039,346	2,047,554
Point of sale terminals and related items - not placed in service	2,604,569	2,054,643
Parts deposits held by manufacturers	280,756	280,756

Total	$4,924,671	$4,382,953

Point of sale terminals held by the Company in property and equipment will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating terminals it owns at the time they are shipped to the broker or retailer. Depreciation expense for the periods ended March 31, 2005 and March 31, 2004 was $250,287 and $181,927, respectively.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill consisted of the following at each of March 31, 2005 and December 31, 2004:

Goodwill related to acquisition in 2000	$224,561
Less accumulated amortization recorded prior to adoption of SFAS No. 142	(79,981)
Net goodwill	$144,580

In accordance with SFAS No. 142, goodwill is no longer amortized.

The Company purchased approximately 300 customer accounts in August 2004. The cost of the accounts acquired is categorized as a definite-life intangible asset and is being amortized over two years on a straight-line basis. Information related to purchased intangible assets at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
Purchase price of accounts	$206,494	$200,000
Less accumulated amortization	(54,166)	(33,333)
Net intangible assets	$152,328	$166,667

Amortization expense for the period ended March 31, 2005 was $20,833. There was no amortization expense for the period ended March 31, 2004.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Information related to capitalized software development costs at March 31, 2005 and December 31, 2004 is as follows:

	For the three months ended March 31, 2005	For the year ended December 31, 2004
Capitalized software development costs, beginning of period	$2,548,986	$2,262,249
Additional costs capitalized during the period	26,874	286,737
Capitalized software development costs, end of period	2,575,860	2,548,986
Accumulated amortization	(1,709,057)	(1,496,642)
Capitalized software development costs, net	$866,803	$1,052,344

Included within capitalized software development costs at March 31, 2005 is approximately $1,100,000 paid to third-party software development companies and other outside entities. The remaining costs are internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000 recorded during the time the project was under development.

The Company regularly tests capitalized software development costs for impairment in accordance with SFAS No. 142. The Company uses the estimated future undiscounted cash flows related to its capitalized software development costs and has determined that these costs were not impaired. The Company amortizes capitalized software development costs over a three-year period. During the periods ended March 31, 2005 and 2004, the Company recorded amortization expense of $212,415 and $217,264, respectively.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY OBLIGATION

The Company received $500,000 on March 25, 2005 in debt financing from a member of the board of directors. The unsecured loan was scheduled to mature on June 24, 2005 and carried a simple annual interest rate of 5 percent. In April 2005, the note was repaid and $972 in interest expense was recorded.

NOTE 6 - LEASE OBLIGATIONS

Certain computer equipment and point of sale terminals are leased under capital lease arrangements and are presented in the accompanying condensed consolidated balance sheets as property and equipment. At March 31, 2005 and December 31, 2004, the total carrying cost of equipment held under capital lease agreements was $970,000, and the related accumulated amortization was approximately $41,000 and $40,000, respectively.

Total future minimum lease payments for capital leases, including interest and other costs, are as follows:

2005	$412,582
2006	397,502

Total	810,084
Less interest and other costs	(56,228)

Present value of future minimum lease payments	753,856

Less current portion	(492,410)

Long-term portion	$261,446

Two capital lease arrangements require the Company to maintain letters of credit equal to 50% of the original lease amounts during the term of the lease. The Company secures the letters of credit with a restricted cash account at a financial institution totaling approximately $440,000 at March 31, 2005 and December 31, 2004.

The Company is committed under non-cancelable operating leases for office space and office equipment. Rent expense paid for the periods ended March 31, 2005 and 2004 was $30,799 and $9,239, respectively. The Company's future minimum rental payments under operating leases amount to approximately $115,000 annually through 2008.

NOTE 7 - LITIGATION AND CONTINGENCIES

In March 2005, the Company filed an action against a PIN provider, due to approximately $1 million in deactivated PINs received in the fourth quarter of 2004. The supplier has accepted responsibility for the deactivated PINs, however there is no assurance of repayment, and management recorded an allowance against the full amount of the receivable in the fourth quarter of 2004 (see Note 1, “Receivables”).

On January 23, 2004, a complaint was filed against the Company claiming that it had breached an Asset Purchase Agreement between the Company and the plaintiff dated October 31, 2000. The plaintiff asserts that the Company owes $4,000,000 in consideration for assets purchased and earn-out fees for referral services. In February 2004, the Company filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting the Company’s motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, the plaintiff filed substantially the same suit against the Company in the United States District Court in the State of Utah. Management believes the Company appropriately exercised its right of rescission specified in the agreement and returned the items to the seller, and that no amounts are due under the contract. The Company plans to vigorously contest the claim. Management believes that the ultimate outcome of this matter, if any, will not have a material adverse affect on the Company’s financial position, results of operations, or liquidity.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK

A summary of common stock transactions for the three months ended March 31, 2005 and 2004, is as follows:

Period Ended March 31, 2005

The Company sold 128,750 shares of unrestricted common stock at $4.58 to $4.65 per share through the exercise of stock options for an aggregate of $589,763 in cash.

The Company sold 100,000 shares of restricted common stock at $5.25 per share through the exercise of warrants for an aggregate of $525,000 in cash.

Period Ended March 31, 2004

None.

NOTE 9 - STOCK OPTIONS AND WARRANTS

The Company is authorized to issue stock options under three existing stock option plans approved by stockholders. The 2000 plan (133,333 shares), 2003 plan (100,000 shares) and 2004 plan (500,000 shares) allow for up to 733,333 shares to be issued under substantially similar terms. A summary of the status of options granted at March 31, 2005 and December 31, 2004, and changes during the periods then ended are as follows:

	For the Three Months Ended March 31, 2005		For the Year Ended December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	532,667	$5.95	304,250	$10.00
Granted	217,000	3.93	502,500	4.65
Exercised	(128,750)	4.58	-	-
Forfeited	(54,167)	6.19	(274,083)	8.16
Expired	-	-	-	-

Outstanding at end of period	566,750	5.46	532,667	5.95

Exercisable at end of period	136,498	8.53	296,998	6.68

Weighted average fair value of options granted	217,000	3.69	502,500	4.65

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2005 and the year ended December 31, 2004: expected dividend yields of zero, expected life of 10 years, expected volatility of 113% and 124%, respectively, and risk-free interest rates of 4.3%.

A summary of the status of stock options outstanding at March 31, 2005 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.59 - $ 4.92	414,583	9.5 years	$4.22	40,164	$4.65
6.50	110,000	8.7 years	6.50	55,000	6.50
15.00	42,167	1.4 years	15.00	41,334	15.00
$ 3.59 - $ 15.00	566,750	8.7 years	5.46	136,498	8.53

At March 31, 2005, the Company had outstanding warrants to purchase 1,944,493 shares of common stock (including 1,265,000 publicly traded warrants) that were issued to non-employees under various agreements with exercise prices ranging from $5.25 to $24.75 per share and a weighted average exercise price of $9.14 per share, expiring between April 2005 and November 2008. The warrants were valued on the date of issue using the Black-Scholes pricing model and the following assumptions: exercise price of the warrant stated in the agreements, $6.00 underlying stock price, 140% volatility, five year expected life, 2.9% risk free interest rate and expected dividend yield of zero. During the period ended March 31, 2005, no warrants were issued or expired, and 100,000 warrants with an exercise price of $5.25 were exercised.

A summary of all stock options and warrants outstanding at March 31, 2005 is presented below:

	Compensatory	Non-Compensatory	Total
Stock options issued to employees and board members under stock option plans	521,416	-	521,416
Stock options issued to employees outside stock option plans	45,334	-	45,334

Total	566,750	-	566,750
Warrants issued to non-employees	355,833	1,588,660	1,944,493

Total options and warrants outstanding	922,583	1,588,660	2,511,243

NOTE	10 - CONCENTRATION OF REVENUES

For the periods ended March 31, 2005 and 2004, the Company had one customer that accounted for 36% and 46% of revenues, respectively. The Company’s prepaid wireless products accounted for 89% and 90% of total revenues for the periods ended March 31, 2005 and 2004, respectively.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYMENT AGREEMENTS

The Company had an employment agreement with its Chief Financial Officer (CFO), which was scheduled to expire on December 31, 2005. If the Company terminated the agreement without cause, or if the CFO terminated the agreement for good reason, the CFO was entitled to receive the lesser of one year’s salary or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The agreement was terminated during 2004. The Company and the CFO have an arrangement that provides the CFO the continuation of his base wages, the right to retain existing stock option agreements and a retention bonus if he remains employed by the Company through May 31, 2005.

The Company has an employment agreement with its President/CEO, which expires on December 31, 2006. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the President/CEO terminates the agreement for good reason, the President/CEO is entitled to receive the greater of one year’s salary plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The President/CEO was also granted an option to purchase 150,000 shares of common stock at the $3.59 market price per share on the date of grant in January 2005.

NOTE 12 - RECENTLY ENACTED ACCOUNTING STANDARDS

The Emerging Issues Task Force has issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities. The Company does not expect this statement to have a material impact on its financial position, results of operations or liquidity.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment to APB Opinion No. 29.” This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or liquidity.

In December 2004, the FASB issued two Staff Positions that provide accounting guidance for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. SFAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” states the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows additional time to evaluate the effects of the legislation for repatriation of foreign earnings. The Company does not expect these statements to have a material impact on its financial position, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which is the third quarter of the Company’s year ending December 31, 2005. The Company has not yet determined the model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R. The impact of SFAS No. 123R on the Company’s results of operations cannot be predicted at this time because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

NOTE 13 - SUBSEQUENT EVENT

Subsequent to March 31, 2005, the Company issued 400,000 shares of unrestricted common stock at $5.00 per share through a private placement for an aggregate of $2,000,000 in cash.

In April 2005 a $500,000 related party note was repaid.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements regarding our plans and objectives including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements. Readers are cautioned that the actual results could differ materially from the anticipated results as expressed in these forward-looking statements due to one or more of the following risk factors.

RISK FACTORS

You should carefully consider the risks described below, our financial statements and the notes to those statements, before you purchase any of our securities.

The Securities and Exchange Commission (“SEC”) is currently reviewing the Company’s 2004 10-KSB filing.

We received a comment letter from the SEC on May 5, 2005 requesting clarification on several matters including the rationale for reporting revenue on a gross versus net basis. The Company has responded to the SEC and is awaiting a follow-on response from the SEC, the outcome of which could affect the method by which we recognize revenue and prompt an amended filing of the 2004 Form 10-KSB and this Form 10-Q.

We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

From the date on which we became a C corporation in 1998 through March 31, 2005, we incurred cumulative losses of $21.1 million. For each of the periods ended March 31, 2005 and March 31, 2004 net losses were $1.3 million. Unless we can significantly increase the number of terminals in use, we will continue to incur losses for the foreseeable future. Our working capital may not be sufficient to sustain us until we reach profitability.

If we cannot raise capital at a time when we need to do so, we may not be able to adequately and timely respond to competitive developments.

In the future, we may need to raise additional capital to meet the capital requirements of our business or to take advantage of expansion or acquisition opportunities. If we are unable to do so, we may not be able to increase our revenues or achieve profitability. Even if we are able to secure additional capital by selling equity or equity-linked securities, these securities could dilute the ownership percentage of our existing stockholders. The securities that we might sell could also have rights, preferences or privileges senior to those of our common stock. We cannot assure you that we will be able to obtain additional financing when needed on acceptable terms or at all. In April 2005, we raised $2,000,000 through the issuance of 400,000 shares of unrestricted common stock at $5.00 per share. We also have a guaranteed commitment for up to $0.9 million from a member of the board of directors to finance current operations, if necessary. If we are unable to obtain additional financing on terms satisfactory to us when needed, our operations could be substantially curtailed and the price of our common stock could decline significantly.

Our margins have historically been low, which makes it difficult to achieve profitability.

Our margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, depreciation on terminals and software amortization costs were approximately 0.3% in the first quarter 2005 and (1.1)% for the comparable period in 2004. Our contribution margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, and excluding depreciation on terminals and software amortization costs were approximately 3.1% in the first quarter 2005 and 3.4% for the comparable period in 2004. As a consequence, for us to be profitable to any meaningful extent, we must do one or more of the following:
•	increase the number of revenue generating terminals;
•	add new products with higher profit margins to our portfolio; or
•	develop new revenue models.
•	increase our revenue per terminal

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

Although we currently offer a variety of prepaid products, 89% of our revenue for the period ended March 31, 2005 was generated from sales of prepaid wireless products. The market for prepaid wireless has experienced substantial growth in past years. Our revenues have grown as this market has developed and expanded in the United States. We cannot assure you that this market will continue to grow. If it does not and we do not develop new products, our rate of revenue growth could decline rapidly, resulting in higher net losses.

Most of our business is placed through a small number of brokers. The loss of any one of these accounts could reduce our revenues.

A small number of brokers account for a large percentage of our revenue. One aspect of our growth strategy is to increase the breadth of our account base. However, a high level of customer concentration could continue for the foreseeable future. For periods ended March 31, 2005, our three largest customers accounted for approximately 50% of revenues. We cannot assure you that the level of sales to these brokers will be sustained from year to year and there is a risk that these principal brokers may not continue to sell our products in the future. To the extent that any significant broker reduces its reliance on us, terminates its relationship with us, or defaults on payments, our revenues in the relevant fiscal period could decline substantially, which would result in lower net profits or a greater net loss.

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

The industry in which we compete is characterized by low barriers to entry, rapidly changing technology, evolving industry standards, frequent new product and service introductions, and changing customer demands. Some of our competitors have substantially greater financial resources and/or pre-existing market share that may enable them to establish a stronger competitive position than we have, in part through better marketing opportunities. Current competitors or new market entrants could introduce products with features that may render our system obsolete or uncompetitive. To be competitive and serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards, and procedures and customer preferences. The cost to modify our products, services or infrastructure in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced margins, as well as a loss of market share and brand recognition.

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

Any significant revenue growth will strain our existing financial and operating resources. For example, the accounting system we currently use is limited in its financial reporting and we may need to purchase new accounting software and to hire additional qualified people for our accounting department as we grow. The Company is planning to upgrade the accounting systems and is actively recruiting for additional qualified accounting personnel. Expanding our operations will increase the demands on our senior management and our customer service departments. We will need to continually improve our management, operational, financial and other departments to manage our growth properly and any failure to do so may lead to inefficiencies and/or redundancies and may impair our ability to provide accurate and timely information and reports to our stockholders.

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

Our stock price has been extremely volatile, fluctuating over the last two years between $2.00 and $14.85. These fluctuations have been unrelated to or disproportionately affected by our operating performance. The market price of our common stock could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond our control. These factors may include one or more of the following:
•	Quarterly operating results falling below or exceeding expectations in any given period;
•	Changes in economic conditions generally or in the telecommunications or banking industries;
•	Market fluctuations relating to markets generally or market sectors that include our competitors, which may or may not be based on earnings or other announcements by us or our competitors;
•	Fluctuations in our revenue which may or may not be related to changes in the way we conduct our business;
•	Announcements by our competitors of new technological innovations, service offerings, contracts, acquisitions or strategic relationships;
•	Departures of key personnel; and
•	Changes in business or regulatory conditions.

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

As of March 31, 2005, there were approximately 320 stockholders of record and our average daily share volume for the three months ended March 31, 2005 was approximately 12,000 shares. The relatively low number of stockholders and trading volume may create significant volatility in our share price or other adverse market conditions that negatively affect stockholders.

Overview

The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes that are included herein.

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

Historically, revenues from international operations have accounted for 1% to 4% of annual revenues. In 2003, we began generating revenues from customers in Canada, France, the Bahamas and Australia. We expect that revenues from international operations will grow over the next few years and will represent a more meaningful portion of our overall revenues, particularly as prepaid wireless is much more common and accepted in Europe, Asia and Latin America than it is in North America.

The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The new Qxpress system can support the sale of a broad range of prepaid products in electronic format from a single terminal placed in convenience stores and other retail establishments. Using a Qxpress terminal, a retail merchant can sell wireless telephone time, traditional long distance service or other telephone products, add credit to a prepaid debit card, add wireless time to a customer’s account by electronic bill payment and sell other prepaid products. In general, the prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add time to a prepaid cellular handset, make long distance calls or add funds to a debit card by calling the provider of the product and providing the PIN. The consumer pays for the product by paying the retail establishment in which the terminal is located. The terminal records the transaction and sends the relevant information to our data center where it is processed and accounting and transaction records are generated. Revenue from these purchases is split among the retail merchant, the broker that placed the terminal with the retail merchant, the provider of the prepaid product and us.

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

During 2004, we announced that we have also modified our software to run on a VeriFone 3700 series terminal. This terminal is capable of providing both our prepaid application, which calls into our data center and functions much the same as our Qxpress 200 terminal, and standard debit/credit card processing through the merchant’s processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. While the VeriFone terminal does not offer as many options as our Qxpress terminal for selling prepaid products, it is an excellent solution for customers who prefer to have only one terminal in their retail establishment. In 2005, we plan to further expand the devices through which we distribute prepaid products, such as additional debit/credit terminal models. We believe that expanding the number and type of devices that can connect to our data center and sell our prepaid products will provide access to additional customers and increased revenues to us in the future.

During the period ended March 31, 2005, we announced we were developing our flexible prepaid application to run on Ingenico’s multi-application terminals including the Elite series, the i5300 terminal, and the upcoming 5100 platform for delivery of our products and services.

Sources of Revenue

Our principal source of revenue has been the resale of prepaid telecommunication products, including wireless, long distance and other products that we purchase directly from carriers or indirectly from distributors who purchase these products from the carriers.

Our standard business model is referred to as our broker model. In this model, we provide a full range of products and services to our customers, including our product library, PIN management, transaction processing, and customer service to the retail locations. We recognize revenues at the gross sales price of the products and record cost of goods sold for the cost of the products sold. Commissions and fees paid to brokers and retailers are recorded as operating expense.

Beginning in 2003, we began offering our service bureau business model. Under this model, our customers license our data center software and purchase Qxpress terminals from us. These customers are responsible for functions such as inventory management, product ownership, report generation, and ACH funds transfer. Our agreements with these customers also provide ongoing fees for software maintenance and transactions processed through their system. Because we do not provide or control the products sold, we do not meet the requirements to record these sales at “gross.” Transaction processing, license and maintenance fees are all recorded on a “net” basis. Sales of terminals are recorded at the sales price and a corresponding cost of sale is recognized.

The table below illustrates the revenues we derived from our principal products and services and the percentage of total revenues represented by this amount. The discussion that follows focuses on the sources of revenue that we believe are the most important to our present and future results of operations.

	For the Three Months Ended March 31,
	2005		2004
	Amount	Percentage	Amount	Percentage
Wireless	$13,657,118	89.2%	$7,449,894	87.8%
Debit Card	732,141	4.8	236,779	2.8
Long Distance	295,112	1.9	167,105	2.0
Wholesale Products	225,890	1.5	14,645	0.2
Fees	90,985	0.6	146,959	1.7
Wireless Phone Features	76,268	0.5	32,740	0.4
Service Bureau	51,286	0.3	156,997	1.8
Home Dial Tone	38,810	0.3	48,292	0.6
Terminal Sales	22,065	0.2	1,700	0.0
Gift Card	26,380	0.2	28,841	0.3
Other	87,837	0.5	203,878	2.4

Totals	$15,303,892	100.0%	$8,487,830	100.0%

Prepaid wireless continues to be our largest source of revenue. The prepaid wireless industry is projected to continue to grow and we anticipate that it will continue to be our largest revenue source. Our prepaid wireless products include many major national carriers and many smaller regional carriers. We frequently add new wireless products as the demand arises.

Prepaid debit card is a relatively new product for the prepaid industry and is represents a growing segment of our business. This product allows a user to load funds onto a stored value card that will then function the same as a typical debit card. We generate revenues by receiving a share of the load fee charged to the consumer. We currently offer two products that bear the MasterCard logo. We believe the convenience of a stored value card for the cash-based consumer and increased market awareness of this product will result in increased revenues to us in the future.

Prepaid long distance revenue continues to be a focus of the Company. Our marketing analysis suggests that we can increase prepaid long distance revenues by improving our product offering and by providing informative and attractive point of sale advertising materials to our brokers and merchants.

Wholesale products are items such as PINs (such as wireless phone, long distance phone and debit card PINs) that we purchase and take ownership of, and later sell to other distributors outside our customer network. We are able to use our supplier relationships to provide certain products to distributors who do not have such access. Margins for these product sales in our industry are typically 1% over cost. For periods ended March 31, 2005 and March 31, 2004 these revenue represented 1.5% and 0.2% of total revenue, respectively. These revenues are all cash based and we do not incur costs for these product sales besides the cost of the product. These transactions are recorded at gross. We do not emphasize this source of revenue but respond to opportunities that present themselves.

Fee revenue is earned on terminal rentals and performance fees. Performance fees include fees charged when weekly rentals from a terminal fall below the agreed-upon minimum level and other miscellaneous fees. We are seeing increased pricing pressures and discounting with fees, terminal rental, and terminal sales due to competitive factors. We anticipate competition will continue to force lower fee revenue in the future.

Wireless phone features include custom ring tones that are downloaded to a wireless handset and email/text messaging capabilities. We expect these custom features to continue to provide an increased source of revenues in 2005.

We first began setting up service bureau customers in 2003. While we make this business model available to all our customers, we expect the majority of revenues from service bureau customers will be from customers outside the United States since that is the only business model we offer them. This revenue model will provide higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues. We acquired our service bureau customer in Canada in July 2004, which contributed to the decline in service bureau revenues. For the period ended March 31, 2005 and 2004, this source of revenue decreased to 0.3% of total revenue from 1.8%, respectively.

Historically, our results of operations have been characterized by relatively high revenues but relatively low profits. Under our broker model, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. After subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model) and depreciation on terminals and amortized software development costs, our margins were approximately 0.3% for the period ended March 31, 2005 and (1.1)% for the comparable period in 2004. The contribution margin excluding depreciation on terminals and amortized software development costs were approximately 3.1% for the period ended March 31, 2005 and 3.4% for the comparable period in 2004.  The change in margins is primarily driven by the increase in lower margin wireless products and lower fees. In addition, because of these relatively small margins, a minor change in the price that we pay for products would have a substantial effect on our margins and profit if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

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

Operating Metrics

We monitor our business and measure performance in a number of ways. Several of these key measures are shown in the table below along with the results for the periods ended March 31, 2005 and 2004.

	For the Quarter Ended March 31, 2005	For the Quarter Ended December 31, 2004	For the Quarter Ended September 30, 2004	For the Quarter Ended June 30, 2004	For the Quarter Ended March 31, 2004
Broker Model
Net activations (1)	396	450	288	70	175
Terminal acquired (2)		200
Total activated terminals	2,721	2,325	1,675	1,387	1,317
Average activated terminals	2,523	1,734	1,531	1,352	1,230

Average monthly net revenue per activated terminal (3)	59	68	75	69	73

Service Bureau Model
Net terminals placed	266	(200)	50	-	453
Total terminals in service	1,578	1,312	1,512	1,462	1,462
Total activated terminals	978	712	912	962	662

Average monthly net revenue per activated terminal (4)	17	14	11	11	6

(1) A terminal is defined as activated when it generates its first revenue at retail site.
(2) In July 2004, we acquired our service bureau customer, Point de Vente.
(3) Includes gross revenues less cost of goods sold and commissions paid to brokers and retailers and excludes depreciation and amortization allocable to cost of goods sold
(4) Excludes one-time revenues from terminal sales, installation fees and license fees.

The exact timing of earnings before interest, taxes, depreciation and amortization (EBITDA) break even depends on many items including how aggressively we add to our sales organization, which increases our short-term burn rate, our actual sales results, the pace of our growth and the relative numbers of in service broker terminals and in service bureau terminals. Based on our current sales organization growth plans, we believe our cash flow break even point will likely be at approximately 6,000-7,000 broker units. There is no assurance that this break even point will be realized as forecasted given changes in economic and competitive factors.

Our broker model revenues depend on the following factors: i) number of terminals in service, ii) average gross sales per terminal, iii) net margin on product sales, and iv) fees and other ancillary charges. The first factor is shown in the data on units shipped, exchanged, canceled and net units placed. The other factors are captured in the measurement of average revenue per terminal (referred to as “ARPU”).

During 2004, we had a higher rate of returned units than anticipated, which was due to the bankruptcy of a significant broker. We anticipate that the rate of canceled units will be lower as a percentage of total units shipped in 2005.

Regarding units in service, our goal for 2005 is to activate substantially more terminals. Our strategy to achieve this includes increasing our sales force in order for us to gain more market exposure and we plan to hire new sales personnel over the course of the year. We anticipate that our selling expenses will outpace revenues in the near term, but that the long-term benefits of the additional sales personnel will outweigh the costs. There is no assurance however that we will be successful in this strategy.

As discussed above, we plan to develop other distribution methods for distributing products using our back-end data center. As we add customers who use distribution methods other than our Qxpress terminal (e.g. electronic cash registers), our focus will shift from terminals in service to total retail locations regardless of the method of product distribution.

Our strategy with average revenue per terminal is to focus our sales efforts on quality brokers and retail chains with established prepaid sales histories, maintain or better the pricing in our contracts with new brokers, gain better discounts from suppliers by securing direct relationships and buying larger quantities, and continue to charge rental and minimum performance fees on all terminals placed. We show ARPU for terminals outstanding during the year and for terminals excluding those shipped within the last 60 days because our experience shows that it generally takes 60-90 days for a terminal to ramp up to full revenue potential.

We evaluate our service bureau model in different ways. While we measure ARPU for these customers, the revenues from software licensing and profits from terminal sales are likely to be more significant than the transaction fees from sales of products. The total net profit on a per-customer basis is the measure we focus on rather than transaction fees per unit. As our service bureau customers continue to grow we will have more meaningful data of this nature to report. Our strategy with respect to service bureau revenues is to selectively choose opportunities that will bring us the most net revenues. There is no assurance that we will be successful in this strategy.

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

Revenue recognition

We record revenue at the time of product sale or when services are provided. Under our broker model, sales of our prepaid products are generally made directly to end-users. There is no right of return for products sold and we are not obligated for further performance after the sale. These sales transactions are accounted for at “gross” since they meet the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) and Emerging Issues Task Force No. 99-19 (EITF 99-19).

We provide certain products and services which do not include the sale of a PIN, including bill payment applications, PIN-less transactions for certain debit cards and money transfer. In these cases we do not meet the requirements for gross revenue reporting under applicable accounting standards. In these cases we record the fee we receive as revenue on a net basis. We charge various types of fees related to the use of the terminal or other services provided, such as rental fees, minimum performance fees and activation fees. Fees are recognized when billed.

Under our service bureau model, software license, transaction processing and maintenance fees are all recorded on a net basis when earned. Our service bureau contracts separately identify pricing for software licensing, purchases of terminals, future technical support billed at hourly rates, and ongoing fees based on either transaction volume or revenues processed through the system. Each of these deliverables has value to the customer on a standalone basis and comprises a separate unit of accounting, as defined in EITF 00-21. Revenues for each of these elements are based on the value of the services, software or terminals sold as determined by vendor specific objective evidence.

Cost of goods sold

Cost of goods sold primarily represents the cost of the personal identification number, or PIN, or other product sold. The cost of a PIN is set by the carrier and is expressed in terms of a percentage discount from the denomination value. This discount ranges from 12% to 25% for cellular and home dial tone products and 40% to 50% for long distance products. We do not have minimum purchase contracts or exclusivity agreements with any carrier. Historically, price increases are passed on to customers in the form of lower broker and merchant commissions, which are recognized as operating expenses under the caption "commissions and fees" on our statement of operations. Cost of goods sold fluctuate due to changes in the mix of our products and discount rates offered by carriers. As already noted, we expect to experience greater fluctuations in revenues and margins as we introduce our service bureau revenue model.

Software development costs

We have invested a considerable amount of capital in our proprietary Qxpress 200 terminal and data center. We account for this investment in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.” Costs incurred before we established the technological feasibility of the project were recorded as research and development expenses. Once technological feasibility was established, costs incurred to develop the data center software and the embedded software in the terminal were capitalized. These costs include salaries paid to software engineers employed by us and fees paid to third parties for software development. Since the new system was placed in service, maintenance costs and nominal upgrades have been expensed while costs of new software projects under development have been capitalized upon reaching technological feasibility. Capitalized costs are amortized over the estimated useful life of the software, which is three years. We periodically evaluate the recoverability of our capitalized software development costs based on the expected future cash flows from this asset and record an impairment charge should the asset carrying value exceed the fair value.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Stock options and warrants

We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment to FASB Statement No. 123.” As a result, no compensation costs are recognized for stock options granted to employees, officers and directors. Options and warrants granted to non-employees are recorded as an expense on the date of grant based on the then estimated fair value of the option or warrant.

Results of Operations

The following table sets forth the, statement of operations data as a percentage of revenues. These results may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

	Three months ended March 31,
	2005	2004

Revenues	100.0%	100.0%
Expenses:
Cost of goods sold	77.8	72.7
Commissions and fees	18.7	23.9
Selling	1.5	1.7
General and administrative	6.8	8.9
Depreciation and amortization (1)	3.2	4.7
Loss from operations	(8.4)	(11.9)
Total other expense - net	(0.1)	(3.6)
Net loss	(8.5)%	(15.5)%

(1) Includes cost of goods sold related to depreciation on terminals and amortization of software development. For periods ended March 31, 2005 and March 31, 2004, these costs total 2.8% and 4.5% of revenue, respectively.

The following table presents our statements of operations, showing dollar and percentage changes from 2005 to 2004.

	Three months ended March 31,		Increase (Decrease)
	2005	2004	$	%

Revenues	$15,303,892	$8,487,830	$6,816,062	80.3%
Expenses:
Cost of goods sold	11,901,712	6,174,528	5,727,184	92.8
Commissions and fees	2,927,946	2,024,907	903,039	44.6
Selling expenses	227,365	142,697	84,668	59.3
General and administrative expenses	1,046,258	782,639	263,619	33.7
Depreciation and amortization (1)	483,535	399,191	84,344	21.1

Total expenses	16,586,816	9,523,962	7,062,854	74.2

Loss from operations	(1,282,924)	(1,036,132)	246,792	23.8
Total other expense - net	(13,659)	(310,367)	(296,708)	(95.6)

Net loss	$(1,296,583)	$(1,346,499)	$(49,916)	(3.7)%

(1) Includes $434,258 and $382,815 of cost of goods sold related to depreciation on terminals and amortization of software development, for periods ended March 31, 2005 and March 31, 2004, respectively)

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenues. Our revenues increase for the three months ended March 31, 2005, over the comparable period of 2004 was driven by an increased number of terminals in the field. Most revenue categories experienced increases between periods, with the largest increases coming from wireless ($6.2 million) and prepaid debit card ($0.5 million). We expect the following factors to positively impact revenues in 2005: i) our installed base of terminals at the beginning of 2005, many of which have been recently installed and therefore only marginally contributed to revenues in the first quarter of 2005; ii) the advantages we are able to offer the market with our proprietary system as previously described; iii) the addition of new means of product distribution, such as debit/credit card terminals and PC-based delivery of product; iv) the addition of new products to our library, such as gift/loyalty cards and bill pay; and v) the continued growth of the prepaid wireless market. There is no assurance that these factors will positively affect revenues in 2005.

Cost of goods sold. Our cost of goods sold (including terminal depreciation and software development amortization expense) for the period ended March 31, 2005 as percentage of revenues was 80.1% compared to 77.2% for the period ended March 31, 2004. Excluding terminal depreciation and software development amortization expense, cost of good sold for the three months ended March 31, 2005 as percentage of revenues was 77.7% compared to 72.7% for the three months ended March 31, 2004. This increase in cost of sales was a result of, i) an increase in the mix of lower margin wireless products; and ii) lower fees. Changes in cost of goods sold as a percentage of revenues are also attributable to our mix of product sales. In the future, we expect our cost of goods sold will fluctuate as a percent of revenue as changes occur in our product mix, level of fees charged and discount rates offered by carriers. Cost of goods sold will also be influenced by the relative growth experienced in our two business models, the traditional broker model and the service bureau model.

Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the three months ended March 31, 2005 as percentage of revenues was 19.1% compared to 23.9% for the three months ended March 31, 2004. Commissions and fees for the period ended March 31, 2005 increased in terms of absolute dollars but decreased as a percent of revenue. This percentage decrease was a result of a shift in product mix toward lower margin wireless products and correspondingly lower commission payments to brokers. Our contracts with brokers generally protect us from any price decreases from carriers. Historically, a component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. Since we were able to transfer all remaining customers to our new Qxpress system during 2004 the Company had no LCD transactions fees for the three months ended March 31, 2005.

Selling. Selling expenses for the three months ended March 31, 2005 increased by approximately $85,000 compared to the comparable period in 2004. Components of this increase are increased expenses for base salaries of $46,000 which resulted from adding five additional sales personnel, an increase of approximately $31,000 in sales commissions from a commission plan instituted in 2005 and approximately $7,000 in additional travel related expenses. We may continue to experience increases in selling costs from additional sales staff and increased advertising and marketing program expenses in 2005.

General and administrative. General and administrative expenses increased during the three months ended March 31, 2005 compared to the comparable period in 2004 and as a percentage of revenues. General and administrative increased by $264,000 for the three months ended March 31, 2005 compared to the comparable period in 2004. This increase is due to additional staffing and related higher gross salaries of $123,000, external accounting fees of $118,000, an increase in benefit costs of $24,000, an increase in board related expenses of $21,000, an increase in rent expense of $20,000, and an increase in phone expense of $14,000.

The increases were offset, in part, by a decrease of approximately $47,000 in investor relations expenses, and a decrease of approximately $9,000 in legal fees. The Company will be making the necessary investment in 2005 to comply with SOX requirements and make additional investments in its internal systems and corporate infrastructure. As revenue increases, we expect general and administrative expenses to decrease as a percentage of revenue. However, in the immediate future, we expect to incur costs in advance of the business growth that they are intended to support.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2005 increased by approximately $84,000 compared to the comparable period in 2004. These increases are attributable primarily to higher amortization of software development costs for three months ended March 31, 2005 and to higher depreciation expenses from an increased number of terminals in service. As we continue to amortize capitalized software development costs and we increase the number of terminals in service, we expect depreciation and amortization expenses to increase.

Total other expense - net. Other income and expense consists primarily of interest income and expense. Net other expense for the three months ended March 31, 2005 and 2004 was approximately $14,000 and $310,000, respectively. This decrease represents lower interest expense related to debentures sold in 2003 that were repaid in full on March 31, 2004. Most of the interest expense, $300,000 for three months ended March 31, 2004, was in the form of amortization of discount on these debt instrument.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through cash flows from operating activities, the sale of common stock, proceeds from short-term borrowings, and proceeds from the sale of convertible debentures and notes.

As of March 31, 2005, we had working capital of approximately $917,000 and a current ratio of 1.3 to 1.

As of March 31 2005, we own approximately 6,200 Qxpress terminals available for placement. This inventory will provide us the means to grow substantially in 2005 without the associated capital costs. We anticipate that our inventory of PINs, which was $1.4 million (includes $0.9 million in PIN inventory and $0.5 million in deposits made on PINs which were not yet received) at March 31, 2005, will continue to grow as our business expands. Due to the short order time required for these products, we are able to keep our inventory in the range of 13 days’ sales. Our future capital requirements will depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital. The capital requirements of our service bureau model are substantially less.

Subsequent to March 31, 2005, we issued 400,000 shares of unrestricted common stock at $5.00 per share through a private placement. We expect to raise additional funds in 2005, through the sale of equity, debt or convertible securities. We have a guaranteed commitment for up to $0.9 million in additional funding from a member of the board of directors if additional cash is required. We will continue to monitor capital requirements and we anticipate that we will require additional working capital to support growth during 2005.

Item 4. Control and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that financial information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized, and reported within the required time periods, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily were required to apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(c) under the Securities Exchange Act of 1934, as Amended). Based on the foregoing, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures were not effective due to certain material weaknesses in the Company’s internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

During the quarter ended March 31, 2005, we put into effect certain changes in our internal controls over financial reporting, including disclosure controls and procedures, to address the deficiencies noted in our Form 10-KSB for the year ended December 31, 2004. These changes included timely reconciliation of balance sheet accounts and improved controls over our PIN inventory. Our remediation efforts are ongoing as we continue to address areas requiring improvement.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2005, we are not a party to any legal proceedings, except as set forth below.

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

In March 2005, we filed an action against The Phone Store for $1.0 million in deactivated PIN inventory received from the Phone Store. We filed the compliant in the Fourth Judicial District Court.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (2)
4.2	Form of warrant agreement, including form of warrant (2)
4.3	Form of unit certificate (2)
4.4	Form of representative's warrant (2)
10.1	2000 Stock Option Plan (2)
10.2	2003 Stock Option Plan (2)
10.3	Securities Purchase Agreement, dated February 10, 2003 (2)
10.4	Form of 12% Secured Convertible Debentures due March 31, 2004 (2)
10.5	Form of Stock Purchase Warrant (2)
10.6	Form of Lock-Up Agreement executed by all officers, directors and 5% shareholders (2)
10.7	Form of Lock-Up Agreements for 12% Secured Convertible Debenture holders (2)
10.8	Employment Agreement between Q Comm International, Inc. and Paul C. Hickey (2)
10.9	Employment Agreement between Q Comm International, Inc. and Terry D. Kramer (3)
10.10	Employment Agreement between Q Comm International, Inc. and Michael K. Openshaw (3)
10.10	Employment Agreement between Q Comm International, Inc. and Michael D. Keough*
10.10	Securities Purchase Agreement, dated May 20, 2003 (2)
10.11	Form of 12% Unsecured Promissory Note, due August 31, 2004, dated May 20, 2003 (2)
10.12	Form of Stock Purchase Warrant, dated May 20, 2003 (2)
10.13	Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and Hargray Wireless (2)
10.14	Agreement between Q Comm International, Inc. and PreCash Corporation (2)
10.15	WGR Ltd. Agreement (2)
10.16	Marceco Ltd. Agreement (2)
10.17	Success Concepts Enterprises Inc. Agreement (2)
10.18	510 East Technology Avenue Lease (3)
10.19#	Agreement between Q Comm International, Inc. and Cricket Communications, Inc.
14	Code of Ethics (2)
21	Subsidiary schedule (3)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
_____________________________________
* Included as an exhibit herein.

(1) Previously filed on February 24, 2000, as an exhibit to Form 10-SB, and on March 20, 2000, as an exhibit in the Company's Current Report on Form 8-K and incorporated herein by reference.
(2) Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-104232) and incorporated herein by reference.
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

(b) Reports on Form 8-K

On January 10, 2005, we filed a Current Report on Form 8-K under Item 5.02 regarding the sale of unregistered securities.

On March 17, 2005, we filed a Current Report on Form 8-K under Item 1.01 regarding the execution of a material contract with Leap/Cricket.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q Comm International, Inc.

By:	/s/ Mark W. Robinson

Mark W. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	June 2, 2005