Form 10KSB/A
period 2004-12-31
Q COMM INTERNATIONAL INC
filed 2005-08-10
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2004

Commission File Number 001-31718

Q COMM INTERNATIONAL, INC.
(Name of small business issuer in its charter)

Utah	87-0674277
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 East Technology Ave, Building C, Orem, Utah 84097
(Address of principal executive office)

Issuer's telephone number: (801) 226-4222

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $.001 per share	American Stock Exchange

Common Stock Purchase Warrants	American Stock Exchange

Securities Registered under Section 12(g) of the Exchange Act: Common Stock, par value $.001 per share

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	|X|	No	|_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

For the year ended December 31, 2004, the revenues of the issuer were $16,576,323.

As of August 8, 2005, 5,914,794 shares of the issuer's common stock were outstanding. The aggregate market value of the issuer's common stock held by non-affiliates as of August 8, 2005, based on the closing price on the American Stock Exchange of $3.76 on that date was approximately $19,482,793. See Footnote(1) below.

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

Q COMM INTERNATIONAL, INC.
FORM 10-KSB/A REPORT

December 31, 2004

FORWARD-LOOKING STATEMENT INFORMATION

Various statements made in this Annual Report on Form 10-KSB are "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth under Part I, Item 1; (iii) set forth under the headings "Legal Proceedings" in Part I, Item 3; and "Management's Discussion and Analysis or Plan of Operations" in Part II, Item 6, of this Annual Report on Form 10-KSB/A, and (iv) set forth in the Company's periodic reports on Forms 10-Q/A and 8-K as filed with the Securities and Exchange Commission since January 1, 2004. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I
Restatement Overview

The Company has filed this amended Form 10-KSB (“Form 10-KSB/A”) for the year ended December 31, 2004 for the following reasons: (1)in response to a comment from the SEC alerting us that our revenue recognition policy relating to sales of consigned PINs was not in accordance with Emerging Issues Task Force Issue No.99-19, (2)in response to a comment from the SEC requiring us to separately identify the amount of terminal depreciation and software development amortization included in the caption “Cost of Goods Sold” in the Statements of Operations, and (3)corrections required as a result of the facts described in the Company’s Form 8 filed on June 22, 2005 and as described further below.

Revenue Recognition for Consigned PIN Sales. The Company has restated revenue for all consigned PIN-based products from a “gross” to “net” basis in accordance with Revenue Recognition in Financial Statements and Emerging Issues Task Force Issue No.99-19. As a result, revenue was reduced by $24,225,518 from $40,801,841 to $16,576,323 for 2004 and revenue was reduced by $18,979,140 from $25,686,377 to $6,707,237 for 2003. The reduction in revenue has no impact on our net loss, net loss per common share, or stockholders’ equity in the years presented because there is a corresponding reduction reflected in the captions “Cost of Goods Sold” and “Commissions and Fees” in the same years. Cost of Goods Sold for 2004 and 2003 was reduced by $19,959,600 and $15,358,129, respectively. Commissions and Fees for 2004 and 2003 was reduced by $4,265,918 and $3,620,921, respectively.

Cost of Goods Sold Clarification. In the Company’s Statements of Operations, it has separately identified the terminal depreciation and software amortization costs attributable to Cost of Goods Sold. These costs are referenced in a footnote to the Statements of Operations. This change to provide additional information had no impact on net loss, net loss per common share, or stockholders’ equity. Terminal depreciation and software development amortization totaled approximately $1,534,000 and $924,000 for 2004 and 2003, respectively.

During 2004, the Company’s former CFO entered into a transaction without authorization and acted to hide the transaction from the Company’s CEO and other members of management, the Board of Directors, and the Company’s auditors by knowingly making false statements and intentionally altering documents. This transaction included using Company funds to make a $1,525,000 deposit with a third-party vendor for the purchase of 30,000 Nokia 3300 handsets. Company records were falsified to present $925,000 of this deposit as cash and $600,000 as a receivable. The remaining $600,000 was reserved for at year-end as the Company then believed that portion of the receivable would not be recovered. The consolidated balance sheet at December 31, 2004 has been restated to reclassify $925,000 of cash as a deposit to the vendor. Only 20,650 of the handsets were actually received by the Company and the corresponding loss of $600,000 has been reclassified from General and Administrative Expense to Cost of Goods Sold in the restated consolidated financial statements.

In the Course of this unauthorized transaction, the $1,525,000 deposit was never repaid. On July 1, 2005, the Company formally took ownership of the 20,650 handsets. Also subsequent to December 31, 2004, the vendor to whom the deposit was made sold or took possession of approximately 9,000 of the handsets without reimbursing the Company. The Company is taking legal action to recover the value of these handsets and all losses sustained by the Company in this transaction. There can be no assurance the Company will successfully recover these losses from either the vendor or the former CFO. Subsequent to taking possession of the handsets, the Company has sold 6,650 handsets at $31 per headset and has firm commitments to sell the remaining 14,000 handsets at $31 per headset. No additional losses are expected from this transaction. The Company’s Audit Committee, after consultation with the legal council, hired a forensic investigator to inquire into all of these matters. The Company’s Audit Committee believes a thorough and complete investigation has been undertaken.

At December 31, 2004, and for the two years then ended, these restatements had no effect on total assets, net loss, net loss per common share, and stockholders’ equity. They did have the following effect on revenue, cost of goods sold, general and administrative expenses, cash and deposits:

	As Previously Reported December 31, 2004	Restated December 31, 2004	As Previously Reported December 31, 2003	Restated December 31, 2003

Revenues	$40,801,841	$16,576,323	$25,686,377	$6,707,327

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

We will develop new revenue models. Currently, we derive substantially all of our revenue from reselling prepaid products. The margins under this model are relatively small after taking into account our cost to acquire these products and the commissions and fees we have to pay to intermediaries in connection with each transaction. In order to address new markets and offer more flexibility to our customers, in March 2003, we introduced a second revenue model, which we call the "service bureau" model. In this scenario, we license our technology and the licensee is responsible for buying the prepaid products, reselling them, deploying the terminals, customer support and providing management information reports. We established our first service bureau in Canada in March 2003 and currently have a total of four with a fifth in progress, with all but one of them outside the U.S. The Company will explore new service bureau opportunities both domestically and internationally as appropriate but anticipates service bureau will continue to be a small portion of the Company’s business mix.

We will continue to explore internationally opportunities. Historically, we derived less than one percent of our annual revenues from international operations. In the first quarter of 2003, we commenced operations in Canada, establishing a service bureau for a Canadian distributor. Our international opportunities are significant since the prepaid telecommunications market is much larger outside the United States than in the United States. For example, in some European and Asian countries prepaid wireless accounts for up to 80% of the wireless market. Given the maturity of the prepaid market in Europe, it is a natural market for our point-of-sale activation system. The same would be true for Asia and Latin America. During 2003, we entered into agreements with new customers and installed data centers in France, Australia, the Bahamas, and Canada. During 2004, we acquired Point de Vente (PDV), our service bureau customer in Canada and now operate PDV as a wholly owned subsidiary.

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

We believe that the principal competitive factors in our market include the following:

•	Cost efficiencies;
•	Breadth and depth of product offering;
•	Quality of service;
•	Convenience;
•	Breadth of geographic presence;
•	Customer service;
•	Use of technology;
•	Reliability; and
•	Availability of enhanced services.

We believe our competitive strengths include the following:
•
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

•
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

•
Turn-key solution. We are one of the few companies in this industry that have developed a proprietary terminal that communicates directly with an accompanying data center to record and process transactions. This gives us total control of the transaction from beginning to end, which allows us to ensure service quality for our customers.

•
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

•
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

We have filed multiple provisional patent applications in the United States relating to our proprietary technology, including, i) design patent application, serial number 29/169,739, filed on October 25, 2003, for our "point-of-sale-activation device," ii) patent application, serial number 10/351,493, filed on January 23, 2003, covering: "system and method for distributing inventory for point-of-sale-activation services," iii) patent application, serial number 10/350,198, filed on January 23, 2003, covering: "point-of-sale-activation device," and iv) patent application, serial number 10/350,203, filed on January 23, 2003, covering: "system and method for point-of-sale training concerning prepaid service transactions.  We were recently awarded a patent on the first application for the design of our terminal. The other patent applications are currently pending. We cannot assure you that any allowed patent claims will result from these applications, that any patents that may issue will protect our intellectual property or that any issued patents will not be challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

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

Corporate Information

Q Comm International, Inc. was incorporated in Utah in 1998. On March 20, 2000, we acquired 100% of Azore Acquisition, Inc. , a corporation organized under the laws of the State of Nevada. Azore was afterwards merged into Q Comm and dissolved. Azore had no operations at the time of the merger. Our principal executive offices are located at 510 East Technology Ave, Building C, Orem, Utah 84097. The telephone number is (801) 226-4222 and the internet website address is www.qcomm.com. The information on the website is not incorporated in this report as a result of this reference. We make available on the website all materials filed with the Securities and Exchange Commission, including the Annual Report on Form 10-KSB, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as such materials have been filed with the Securities and Exchange Commission.

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

We had negative margins, after taking into account the cost of the products sold through the Qxpress system, the fees and commissions payable to distributors, brokers and retailers, and including depreciation and software amortization expenses, of approximately (4.3%) in 2004 and (4.9%) in 2003. Our margins, excluding depreciation and software amortization expenses our margins were approximately 5.0% in 2004 and 8.9% in 2003. As a consequence, for us to be profitable to any meaningful extent, we must do one or more of the following:
•	increase our revenue per terminal;
•	increase the number of revenue generating terminals;
•	add new products with higher profit margins to our portfolio; or
•	develop new revenue models.

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

Although we currently offer a variety of prepaid products, 87% of our revenue for the year ended December 31, 2004 was generated from sales of prepaid wireless products. The market for prepaid wireless has experienced substantial growth in past years. Our revenues have grown as this market has developed and expanded in the United States. We cannot assure you that this market will continue to grow. If it does not and we do not develop new products, our rate of revenue growth could decline rapidly, resulting in higher net losses.

Most of our business is placed through a small number of brokers. The loss of any one of these accounts could reduce our revenues.

A small number of brokers account for a large percentage of our revenue. One aspect of our growth strategy is to increase the breadth of our account base. However, a high level of customer concentration could continue for the foreseeable future. In 2004, three largest customers accounted for approximately 45% of revenue. We cannot assure you that the level of revenue to these brokers will be sustained from year to year and there is a risk that these principal brokers may not continue to sell our products in the future. To the extent that any significant broker reduces its reliance on us, terminates its relationship with us, or defaults on payments, our revenues in the relevant fiscal period could decline substantially, which would result in lower net profits or a greater net loss.

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

In January 2004, Dial-Thru International Corporation filed a lawsuit against us in the Superior Court of the State of California, County of Los Angeles, claiming damages of $4 million as a result of our breach of an agreement that was signed in October 2000. It is our position that claim is without merit as we properly exercised a contractual right to terminate the agreement. In February 2004, we filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting our motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, Dial-Thru filed substantially the same suit against us in the United States District Court in the State of Utah. On August 2, 2005, the parties mediated the dispute and reached a settlement whereby the Company paid Dial-Thru $225,000 on August 9, 2005.

In March 2005, the Company filed an action against a PIN provider, as the Company believed it was owed approximately $1 million in deactivated PINs which it received in the fourth quarter of 2004. Subsequent to April 2005, the Company determined the obligation includes a mix of deactivated PINs and handsets paid for by the Company that were sold or are in the possession of the vendor. The Company is taking the appropriate legal action to recover the value due, however there is no assurance of repayment, and management recorded an allowance against the full amount of the receivable in the fourth quarter of 2004.

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

	Sales Price		Bid Price
	High	Low	High	Low
2003
First Quarter	$14.85	$7.50	$13.50	$7.05
Second Quarter (as of June 24)	$10.95	$4.65	$10.95	$4.65
Third Quarter	$8.04	$5.25	Not Applicable*
Fourth Quarter	$7.70	$2.00	Not Applicable*

2004
First Quarter	$7.37	$3.63	Not Applicable*
Second Quarter	$4.68	$2.60	Not Applicable*
Third Quarter	$5.50	$3.75	Not Applicable*
Fourth Quarter	$6.00	$3.35	Not Applicable*

2005
January 1, 2005-March 21, 2005	$5.58	$3.41	Not Applicable*

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

Recent Sales of Unregistered Securities

Subsequent to December 31, 2004 we completed the following:

In April 2005, we issued 400,000 shares of unrestricted common stock at $5.00 per share in through a private placement for an aggregate of $2,000,000 in cash.

In July 2005, we issued 427,000 restricted common shares at $3.07 per share for an aggregate of $1,311,000 in cash.

In July 2005, we issued a promissory note in the amount of $611,000. This note has an interest rate of 5% per year and is payable in full on or before July 7, 2007. In connection with the issuance of this note, we also issued warrants for 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share.

Prior to January 1, 2005 we completed the following:

In 2004, we sold 850,000 shares of common stock to accredited investors for $3,500,000 in cash.

In 2004, we issued 12,127 shares of common stock valued at $50,000 in an acquisition of a subsidiary.

In 2004, we issued 1,667 shares of common stock valued at $7,668 for a stock bonus granted in 2003.

In 2003, we sold 3,333 shares of common stock to an accredited investor for $20,000 in cash.

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

The foregoing securities were issued to accredited and/or sophisticated in investors reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. We reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the stock certificates or warrants. No commissions were paid in connection with such issuances.

Item 6. Management's Discussion and Analysis or Plan of Operations

The Company has filed this amended Form 10-KSB (“Form 10-KSB/A”) for the year ended December 31, 2004 for the following reasons: (1)in response to a comment from the SEC alerting us that our revenue recognition policy relating to sales of consigned PINs was not in accordance with Emerging Issues Task Force Issue No.99-19, (2)in response to a comment from the SEC requiring us to separately identify the amount of terminal depreciation and software development amortization included in the caption “Cost of Goods Sold” in the Statements of Operations, and (3)corrections required as a result of the facts described in the Company’s Form 8 filed on June 22, 2005 and as described further below.

Revenue Recognition for Consigned PIN Sales. The Company has restated revenue for all consigned PIN-based products from a “gross” to “net” basis in accordance with Revenue Recognition in Financial Statements and Emerging Issues Task Force Issue No.99-19. As a result, revenue was reduced by $24,225,518 from $40,801,841 to $16,576,323 for 2004 and revenue was reduced by $18,979,050 from $25,686,377 to $6,707,327 for 2003. The reduction in revenue has no impact on our net loss, net loss per common share, or stockholders’ equity in the years presented because there is a corresponding reduction reflected in the captions “Cost of Goods Sold” and “Commissions and Fees” in the same years. Cost of Goods Sold for 2004 and 2003 was reduced by $19,959,600 and $15,358,129, respectively. Commissions and Fees for 2004 and 2003 was reduced by $4,265,918 and $3,620,921, respectively.

Cost of Goods Sold Clarification. In the Company’s Statements of Operations, it has separately identified the terminal depreciation and software amortization costs attributable to Cost of Goods Sold. These costs are referenced in a footnote to the Statements of Operations. This change to provide additional information had no impact on net loss, net loss per common share, or stockholders’ equity. Terminal depreciation and software development amortization totaled approximately $1,534,000 and $924,000 for 2004 and 2003, respectively.

During 2004, the Company’s former CFO entered into a transaction without authorization and acted to hide the transaction from the Company’s CEO and other members of management, the Board of Directors, and the Company’s auditors by knowingly making false statements and intentionally altering documents. This transaction included using Company funds to make a $1,525,000 deposit with a third-party vendor for the purchase of 30,000 Nokia 3300 handsets. Company records were falsified to present $925,000 of this deposit as cash. The remaining $600,000 was included in receivables and was reserved for at year-end as the Company believed that portion of the receivable would not be recovered. The consolidated balance sheet at December 31, 2004 has been restated to reclassify $925,000 of cash as a deposit to the vendor. Only 20,650 of the handsets were actually received by the Company and the corresponding loss of $600,000 has been reclassified from General and Administrative Expense to Cost of Goods Sold in the restated consolidated financial statements.

In the Course of this unauthorized transaction, the $1,525,000 deposit was never repaid. On July 1, 2005, the Company formally took ownership of the 20,650 handsets. Also subsequent to December 31, 2004, the vendor to whom the deposit was made sold or took possession of approximately 9,000 of the handsets without reimbursing the Company. The Company is taking legal action to recover the value of these handsets and all losses sustained by the Company in this transaction. There can be no assurance the Company will successfully recover these losses from either the vendor or the former CFO. Subsequent to taking possession of the handsets, the Company has sold 6,650_handsets at $31 per headset and has firm commitments to sell the remaining 14,000 handsets at $31 per headset. No additional losses are expected from this transaction. The Company’s Audit Committee, after consultation with the legal council, hired a forensic investigator to inquire into all of these matters. The Company’s Audit Committee believes a thorough and complete investigation has been undertaken.

At December 31, 2004, and for the two years then ended, these restatements had no effect on total assets, net loss, net loss per common share, and stockholders’ equity. They did have the following effect on revenue, cost of goods sold, general and administrative expenses, cash and deposits:

	As Previously Reported December 31, 2004	Restated December 31, 2004	As Previously Reported December 31, 2003	Restated December 31, 2003

Revenues	$40,801,841	$16,576,323	$25,686,377	$6,707,327

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

This report also identifies important factors that could cause our actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein, (ii) set forth under Part I, Item 1; (iii) set forth under the headings "Legal Proceedings" in Part I, Item 3; and "Management's Discussion and Analysis or Plan of Operations" in Part II, Item 6, of this Annual Report on Form 10-KSB/A, and (iv) set forth in the Company's periodic reports on Forms 10-Q and 8-K as filed with the Securities and Exchange Commission since January 1, 2004.

Overview

The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes that are included herein.

Our business consists of the purchase and resale of prepaid telecommunication and other products through our proprietary electronic point-of-sale system, Qxpress. The key components of the Qxpress system include the Qxpress 200 terminals, our data center, the software that runs the terminals and the data center and the communication protocols that connect the terminals to the data center. The Qxpress system was introduced in September 2002. Prior to that date, we used third-party equipment and software. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

Historically, revenues from international operations have accounted for less than 1% of annual revenues. In 2003, we began generating revenues from customers in Canada, France, the Bahamas and Australia. Given prepaid wireless is much more common and accepted in Europe, Asia and Latin America than it is in North America, we will continue to explore new international opportunities.

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

Our standard business model is referred to as our broker model. In this model, we provide a full range of products and services to our customers, including our product library, PIN management, transaction processing, and customer service to the retail locations. Revenue is recognized on a “gross” basis for our prepaid products and a ”net” basis for all consigned products. Commissions and fees paid to brokers and retailers are recorded as operating expense.

Beginning in 2003, we began offering our service bureau business model. Under this model, our customers license our data center software and purchase Qxpress terminals from us. These customers are responsible for functions such as inventory management, product ownership, report generation, and ACH funds transfer. Our agreements with these customers also provide ongoing fees for software maintenance and transactions processed through their system. On an on-going basis, we expect service bureau to be a diminishing portion of our business as a percent of total revenue.

The table below illustrates the revenues we derived from our principal products and services and the percentage of total revenues represented by this amount. The discussion that follows focuses on the sources of revenue that we believe are the most important to our present and future results of operations.

	RESTATED Year ended December 31,
	2004		2003
	Amount	Percentage	Amount	Percentage
Wireless	$14,474,142	87.3%	$5,323,490	79.4%
Fees	462,580	2.8	407,132	6.1
Long Distance	449,761	2.7	197,374	2.9
Service Bureau	347,273	2.1	414,123	6.2
Wireless Phone Features	184,479	1.1	-	0.0
Debit Card	151,824	0.9	35,908	0.5
Terminal Sales	125,442	0.8	127,325	1.9
Gift Card	100,019	0.6	22,844	0.3
Home Dial Tone	90,901	0.6	35,385	0.5
Wholesale Products	20,507	0.1	126,732	1.9
Other	169,395	1.0	17,021	0.3

Totals	$16,576,323	100.0%	$6,707,334	100.0%

Prior to this restatement revenue Iowa Wireless and Hargray were our two largest customers. Prior to the restatement, revenue for these customers were recognized on a “gross” versus the current “net” basis. The aggregate revenue for these two customer at “net” totals approximately $286,000 and $245,000 for 2004 and 2003, respectively.

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

We offer the brokers through whom we deploy the Qxpress system the option either to buy the Qxpress terminals at a fixed price or to lease them under a rental program. The rental program has the advantage of ongoing rental revenue over the life of the contract and higher margins due to the premium we are able to charge under this alternative. Our ability to offer the rental option over the long-term depends on the availability of capital to fund the cost of the terminals. Substantially all of the terminals in our broker model are currently under the rental program. Other types of fee revenue include performance fees that are charged when weekly rentals from a terminal fall below the agreed-upon minimum level and other miscellaneous fees. Our fee revenue will continue to increase as we deploy more terminals into the market.

We first began setting up service bureau customers in 2003. While we make this business model available to all our customers, we expect the majority of revenues from service bureau customers will be from customers outside the United States since that is the only business model we offer them. This revenue model will provide higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues. We acquired our service bureau customer in Canada in July 2004, which contributed to the decline in service bureau revenues. Also, the mix of our overall service bureau revenues relative to our broker model changed significantly from 2004 to 2003 and continues to diminish as a percent of our total business.

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

Historically, our results of operations have been characterized by relatively high revenues but relatively low gross margins. Our gross margin, including terminal depreciation and software amortization expenses was approximately 27.3% for the year ended December 31, and 25.2% for the comparable year in 2003. Our gross margin, excluding terminal depreciation and software amortization expenses was approximately 34.5% for the year ended December 31, and 41.0% for the comparable year in 2003.

After further subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model), we incurred negative margins of approximately (4.3%) for the year ended December 31, 2004 and (4.9%) for the comparable period in 2003. Excluding terminal depreciation and amortization our margin was 5.0% for the year ended December 31, 2004 and 8.9% for the comparable period in 2003. With thin margins, a minor change in the price that we pay for products would have a substantial effect on our margins and net income (loss) if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

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

Broker Model	For the Year Ended December 31, 2004 (Restated)	For the Year Ended December 31, 2003 (Restated)

Terminals activated	1,807	1,030
Terminals canceled	(824)	(405)
Net terminals activated	983	625
Terminals acquired	200(1)	-
Total activated terminals	2,325	1,142
Average activated terminals	1,734	830

Average monthly net revenue per terminal	$28(2)	$15(2)
Average monthly net revenue per terminal for terminals activated more than 60 days	$32(2)	$18(2)

(1)	In July 2004, we acquired our service bureau customer, Point de Vente.
(2)	Includes revenues less cost of goods sold and commissions paid to brokers and retailers.

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

Our broker model revenues depend on the following factors: i) number of terminals in service, ii) average gross sales per terminal, iii) margin on product sales, and iv) fees and other ancillary charges. The first factor is shown in the data on units shipped, exchanged, canceled and net units placed. The other factors are captured in the measurement of average revenue per terminal (referred to as "ARPU").

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements that have been prepared according to U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial condition and that require the most subjective judgment.

Revenue recognition

We record revenue at the time of product sale or when services are provided. Under our broker model, sales of our prepaid products are generally made directly to end-users. There is no right of return for products sold and we are not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since they meet the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No.104 -- Revenue Recognition in Financial Statements and Emerging Issues Task Force Issue No.99-19. Sales of our consigned prepaid products are also made direct to end-users. There is no right of return for products sold and we are not obligated for future performance after sale. These sales transactions are accounted for at “net” in accordance with SAB No.104 -- Revenue Recognition in Financial Statements and Emerging Issues Task Force Issue No.99-19. Revenues generated from other sources, such as from the sale or rental of terminals, minimum performance fees and software license fees are recorded when earned, net of any sales discounts. Under our service bureau model, software license, transaction processing and maintenance fees are all recorded on a net basis when earned.

Cost of goods sold

Cost of goods sold primarily represents the cost of the personal identification number, or PIN, or other product sold. The cost of a PIN is set by the carrier and is expressed in terms of a percentage discount from the denomination value. This discount ranges from 12% to 25% for cellular and home dial tone products and 40% to 50% for long distance products. We do not have minimum purchase contracts or exclusivity agreements with any carrier. Historically, price increases are passed on to customers in the form of lower broker and merchant commissions, which are recognized as operating expenses under the caption "commissions and fees" in our statements of operations. Cost of goods sold and resulting margins fluctuate due to changes in the mix of our products and discount rates offered by carriers.

Software development costs

We have invested a considerable amount of capital in our proprietary Qxpress 200 terminal and data center. We account for this investment in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" and Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets. " Costs incurred before we established the technological feasibility of the project were recorded as research and development expenses. Once technological feasibility was established, costs incurred to develop the data center software and the embedded software in the terminal were capitalized. These costs include salaries paid to software engineers employed by us and fees paid to third parties for software development. Once the new system was placed in service, maintenance costs and nominal upgrades are expensed while costs of new software projects under development are capitalized upon reaching technological feasibility. Capitalized costs are amortized over the estimated useful life of the software of three years. We periodically evaluate the recoverability of our capitalized software development costs based on the expected future cash flows from this asset.

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Stock options and warrants

We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards No.123, "Accounting for Stock-Based Compensation," as provided by Statement of Financial Accounting Standards No.148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment to FASB Statement No.123. " As a result, no compensation costs are recognized for stock options granted to employees, officers and directors. Options and warrants granted to non-employees are recorded as an expense on the date of grant based on the then estimated fair value of the option or warrant.

Income taxes

At December 31, 2004, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $15.7 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. Our ability to use our accumulated net operating loss against future taxable income, if any, may cause our future reported earnings, if any, to be greater than they would be if fully taxable.

Results of Operations

The following table sets forth for the years presented, statement of operations data as a percentage of revenues. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

	RESTATED Year ended December 31,
	2004	2003

Revenues	100.0%	100.0%
Expenses:
Cost of goods sold (exclusive of items shown separately below (1))	65.5	59.0
Commissions and fees	29.5	32.2
Selling expenses	4.6	6.4
General and administrative expenses	22.0	31.0
Depreciation and amortization	10.5	14.3
Litigation settlements	0.0	3.2
Impairment of assets	3.9	0.0

Loss from operations	(36.1)	(46.1)
Other income (expense) - net	(3.3)	(38.8)

Net loss before income taxes	(39.4)	(84.9)
Income tax expense	0.1	0.0

Net loss	(39.5)%	(84.9)%

(1)	Excludes cost of goods sold related to depreciation on terminals and amortization of capitalized software development. For 2004 and 2003 these costs totaled 9.3% and 13.8% of revenue, respectively.

The following table presents our statements of operations, showing dollar and percentage changes from 2004 to 2003.

	RESTATED Year ended December 31,		Increase (Decrease)
	2004	2003	$	%

Revenues	$16,576,323	$6,707,237	$9,868,096	147.1%
Expenses:
Cost of goods sold (exclusive of items shown separately below (1))	10,859,218	3,954,890	6, 904,328	174.6
Commissions and fees	4,892,987	2,156,802	2,736,185	126.9
Selling expenses	757,588	432,075	325,513	75.3
General and administrative expenses	3,652,494	2,076,111	1,576,383	75.9
Depreciation and amortization	1,740,226	962,116	778,110	80.9
Litigation settlements	-	211,513	(211,513)	-
Impairment of assets	653,303	-	653,303	100.0
Non-cash compensation	-	6,667	(6,667)	-

Total operating expense	22,555,816	9,800,174	12,755,642	130.2
Loss from operations	(5,979,493)	(3,092,847)	2,886,646	93.3
Other income (expense) - net	(543,310)	(2,601,471)	2,058,161	79.1

Net loss before income taxes	(6,522,803)	(5,694,318)	828,485	14.6
Income tax expense	25,000	-	25,000	100.0

Net loss	$(6,547,803)	$(5,694,318)	$853,485	15.0%

(1)
Excludes $1,534,000 and $924,000 of depreciation on terminals and amortization of capitalized software development applicable to cost of goods sold for the years ended December 31, 2004 and 2003, respectively.

Years ended December 31, 2004 and 2003

Revenues. Our 2004 revenues increased over the 2003 amount due to both an increased number of terminals in the field and to an increase in revenues per terminal during 2004. The acquisition of Point de Vente in July 2004 added approximately $2 million in revenues to the 2004 total. Most revenue categories experienced increases during 2004 compared to 2003, with the largest increases coming from wireless ($9.1 million). We expect the following factors to positively impact revenues in 2005: i) our installed base of terminals at the beginning of 2005, many of which have been recently installed and therefore only marginally contributed to revenues in 2004; ii) our expanded sales force that will be in place for all of 2005; iii) the advantages we are able to offer the market with our proprietary system as previously described; iv) the addition of new means of product distribution, such as debit/credit card terminals and PC-based delivery of product; v) the addition of new products to our library, such as gift/loyalty cards and bill pay; and vi) the continued growth of the prepaid wireless market. There is no assurance that these factors will positively affect revenues in 2005.

Cost of goods sold. Our cost of goods sold (including terminal depreciation and amortization) for the year ended December 31, 2004 as percentage of revenues was 74.8% compared to 72.7% for the year ended December 31, 2003. This increase was attributable to a $600,000 (a 3.6% cost of goods sold impact) loss resulting from handsets that were not received by the Company in connection with the previously discussed deposit made to a vendor inventory write down related to telecommunications products, and our mix of sales. The increase is offset in part by several new wireless MVNO carriers we added in 2004 who offer higher discounts on their products. In the future, we expect our margin to fluctuate as changes occur in our product mix, level of fees charged and discount rates offered by carriers.

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

After subtracting the commissions and fees paid to the brokers and retailers, we had negative margins (including terminal depreciation and software amortization expenses) of approximately (4.3%)for the year ended December 31, 2004 and (4.9%) for the comparable period in 2003. The decrease is primarily attributable to a $600,000 (a 3.6% cost of goods sold impact) loss resulting from handsets that were not received by the Company in connection with the previously discussed deposit to a vendor, and our mix of sales. This decrease was offset in part by i) an increase in fees charged during 2004. Fees impact the margin after commissions and fees on a "dollar-for-dollar" basis, unlike product sales; and ii) an increase in the margin we are able to keep on our newer accounts compared to the margins on older accounts. One of our primary strategies in 2005 is to further improve this margin after commissions and fees by obtaining more direct contracts with PIN providers, thus avoiding the mark-up added by primary distributors and by obtaining more direct contracts with retail chains where we would not have to pay a broker commission. There is no assurance that we will be successful in improving our margin after commissions and fees in 2005. Our market is increasingly competitive and we may have to discount fees to gain market share; this and other factors could result in lower margins in 2005.

Selling and marketing expenses. Selling expenses for the year ended December 31, 2004 increased by approximately $325,000 when compared to 2003. Components of this increase are increased expenses for base salaries of $210,000 which resulted from adding five additional sales personnel and an increase of $115,000 in sales commissions from a commission plan instituted in 2004. During 2005, we may continue experience increases in selling and marketing costs in conjunction with new product delivery.

General and administrative. General and administrative expenses increased during 2004 compared to 2003 in terms of the gross dollar amount of expenses but declined as a percentage of revenues. This increase in expenses can be attributed to a number of factors. Our general and administrative salaries and benefits increased by $297,000 for the year ended December 31, 2004 when compared to 2003. This increase is due to higher gross salaries paid of $58,000, an increase in benefit costs of $113,000 resulting from higher health insurance costs and to $126,000 less in salaries eligible to be capitalized as software development costs in 2004. We anticipate that amounts capitalized as software development costs will continue to decrease in the future.

Additional factors causing the increase include i) a $160,000 accrual toward a team bonus payment due in March 2005 for 2004 performance, while no expense of this nature was recorded in 2003; ii) increases in corporate costs such as board fees and expenses ($90,000), directors and officers insurance ($75,000), recruiting costs for board members and management positions ($43,000) and professional services ($105,000); and iii) an increase in office costs such as rent and telephone of $130,000. In order to support expanded operations, we expect to increase general and administrative expense. As margins improve, we expect general and administrative expenses to decrease as a percentage of those margins. However, in the immediate future, we expect to incur costs in advance of the business growth that they are intended to support. Accordingly, margins may initially decrease and will not achieve the expected improvement unless and until business in fact expands to the anticipated levels.

Depreciation and amortization. Depreciation and amortization expenses for the year ended December 31, 2004 increased by approximately $778,000 when compared to 2003. Of this increase, approximately $624,000 is attributable to higher amortization of software development costs in 2004 and to higher depreciation expenses from an increased number of terminals in service. As we continue to amortize software development costs and we increase the number of terminals in service, we expect depreciation and amortization expenses to increase in the future.

Litigation settlements. For 2003, we recorded litigation settlement expense of $211,523. This amount relates to two separate actions that were fully resolved in 2003. No expenses of this nature were recorded in 2004.

Impairment of assets. We recorded an impairment of $653,000 in 2004 related to the purchase of Point de Vente (PDV) in July 2004. In the fourth quarter of 2004, we assessed the recoverability of the intangible assets of PDV and inasmuch as we have not yet realized expected increases in sales volumes and cash flows, we determined to write off all intangible assets that were recorded at the time of purchase. Our primary reason for purchasing PDV was to gain access to the Canadian market. Canadian telecom carriers generally do not grant direct distribution agreements to U.S.-based customers. We remain committed to achieving growth in this market in 2005 and beyond.

Other expense - net. Other income and expense consists primarily of interest income and expense. Net other expense for the years ended December 31, 2004 and 2003 were $543,000 and $2.6 million, respectively. In 2003, $2.64 million of other expense represents interest expense related to the unsecured note, convertible note and debentures we sold in 2003. $2.35 million of this interest expense is in the form of amortization of discount on these debt instruments and therefore does not represent an amount paid in cash. In July 2003, we repaid over $570,000 of debt instruments prior to their maturity dates in order to reduce interest expense in future quarters. The interest rates on these debt instruments ranged from 10% to 14%. In 2004, we recorded $301,000 as interest expense from the discount on debt discussed above and an additional $118,000 in interest expense on a related party note and capital lease obligations. Also, in 2004, we recorded a loss on disposal of assets of $153,000. This amount was a result of terminals that had been installed by a broker that went out of business in 2004. Many of the terminals from this broker were unable to be recovered and written off.

Income tax expense. At December 31, 2004, we had operating loss carryforwards of approximately $16.1 million that may be applied against future taxable income, if any, in years through 2024. The net operating loss carryforwards and other items result in net deferred tax assets of approximately $4 million. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax assets, at year-end we established a valuation allowance equal to the net deferred tax assets and no income tax benefit from our operating loss has been recognized for any of the periods presented. A $25,000 expense was recorded for taxes due in various states with minimum taxes or taxes based on assets or revenues.

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

As of December 31, 2004, we had working capital of approximately $1.5 million and a current ratio of 1.5 to 1.

Existing commitments for cash in 2005 include payments to the manufacturers of our Qxpress terminals in the amount of $650,000 for 3,800 terminals delivered in the first quarter of 2005 and another $225,000 for terminals already received and included in accounts payable, total payments of $640,000 toward our capital and operating leases and a $200,000 payment to employees for a bonus plan instituted in 2004. At December 31, 2004, we had approximately 6,500 Qxpress terminals available for placement. This inventory will provide us the means to grow substantially in 2005 without the associated capital costs. Subsequently, on May 12, 2005, the Company reviewed its strategic plan and determined it may have a surplus of terminals needed to support growth.

Inventory of PINs was $1.4 million at December 31, 2004. We anticpate PIN demand will increase but we plan to employ better sourcing practices to increase PIN inventory turns and that will help reduce capital outlay required to support PIN inventory during 2005. Our future capital requirements will also depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital.

The Company is reviewing it’s capital requirements and expects to raise additional funds in 2005 or early 2006. The additional funds may be in the form of equity, debt or convertible securities.

Recent Accounting Pronouncements

The Emerging Issues Task Force has issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. " The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities. We do not expect this statement to have a material impact on us.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No.153, "Exchanges of Non-monetary Assets--an amendment to APB Opinion No.29. " This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for non-monetary transactions, unless the exchange lacks commercial substance. We do not expect the adoption of SFAS No.153 to have a material impact on us.

In December 2004, the FASB issued two Staff Positions that provide accounting guidance for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. SFAS 109-1, "Application of FASB Statement No.109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" states the manufacturers' deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", allows additional time to evaluate the effects of the legislation for repatriation of foreign earnings. We do not expect these statements to have a material impact on us.

In December 2004, the FASB issued SFAS No.123R, "Share-Based Payments". SFAS No.123R is a revision of SFAS No.123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS No.123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No.123R is the first reporting period beginning after June 15, 2005, which is the third quarter of the our year ending December 31, 2005. We currently utilize a standard option pricing model (Black-Scholes) to measure the fair value of stock options granted to employees for disclosure purposes. While SFAS No.123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. We have not yet determined which model will be used to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No.123R.

The impact of SFAS No.123R on our results of operations cannot be predicted at this time because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

Item 7. Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors
Q Comm International, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Q Comm International, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Q Comm International, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended in conformity with U.S generally accepted accounting principles.

As described in Note 17 to the consolidated financial statements, Q Comm International, Inc. and Subsidiaries has restated its consolidated financial statements for the years ended December 31, 2004 and 2003 to correct its accounting for revenue recognition for sales of consigned inventory and to reclassify amounts from cash to deposits and general and administrative expenses to cost of goods sold.

Tanner LC

March 29, 2005 except for Notes 9, 14, 16 and 17,
which are dated August 9, 2005

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

As discussed in Note 17, the financial statements have been restated to reflect revenues for consigned PIN based products on a “net” basis instead of a “gross” basis. The presentation of the statement of operations has also been changed to separately identify terminal depreciation and software amortization.

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 7, 2004, except for Note 17 as
to which the date is August 5, 2005

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
RESTATED
December 31,
2004
ASSETS
Current Assets:
Cash	$773,052
Trade accounts receivable, net	895,388
Other receivables, net	61,434
Inventory, net	1,081,637
Deposit on handsets	925,000
Prepaid expenses	156,375

Total Current Assets	3,892,886

Property and Equipment, net	4,382,953

Other Assets:
Restricted cash	510,692
Capitalized software development costs, net	1,052,344
Goodwill, net	144,580
Intangible assets, net	166,667
Deposits	149,179

Total Other Assets	2,024,002

Total Assets	$10,299,841

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,525,634
Accrued expenses	281,302
Capital lease obligations - current portion	490,374

Total Current Liabilities	2,297,310

Capital Lease Obligations	382,745

Total Liabilities	2,680,055

Commitments and Contingencies (notes 2,8,9, 14, 16, and 17)

Stockholders' Equity:
Common stock, $.001 par value, 50,000,000 shares authorized, 4,859,044 shares issued and outstanding	4,859
Additional paid-in capital	27,333,779
Accumulated deficit	(19,775,223)
Accumulated other comprehensive income	67,139
Stock subscription receivable	(10,768)

Total Stockholders' Equity	7,619,786

Total Liabilities and Stockholders' Equity	$10,299,841

See accompanying notes to consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
RESTATED

	For the Years
	Ended December 31,
	2004	2003

Revenues	$16,576,323	$6,707,237

Operating Expenses:
Cost of Goods Sold (exclusive of items shown separately below (1)	10,859,218	3,954,890
Commissions and fees	4,892,987	2,156,802
Selling	757,588	432,075
General and administrative	3,652,494	2,076,111
Depreciation and amortization	1,740,226	962,116
Impairment of assets	653,303	-
Litigation settlements	-	211,513
Non-cash compensation	-	6,667

Total Operating Expenses	22,555,816	9,800,174

Loss from Operations	(5,979,493)	(3,092,847)

Other Income (Expense):
Interest income	32,092	51,984
Interest and other expense	(422,382)	(2,642,864)
Loss on disposal of assets	(153,020)	(10,591)

Total Other Expense, net	(543,310)	(2,601,471)

Loss before Income Taxes	(6,522,803)	(5,694,318)

Provision for State Income Taxes	25,000	-

Net Loss	$(6,547,803)	$(5,694,318)

Basic and Diluted Net Loss per Common Share	$(1.51)	$(2.12)

Basic and Diluted Weighted Average Common Shares Outstanding	4,345,016	2,691,118

Other Comprehensive Income (Loss):
Net loss	$(6,547,803)	$(5,694,318)
Foreign currency translation adjustment	67,139	-

Comprehensive Loss	$(6,480,664)	$(5,694,318)

(1)
Excludes $1,534,000 and $924,000 of depreciation on terminals and amortization of capitalized software development applicable to cost of goods sold for the years ended December 31, 2004 and 2003, respectively.

See accompanying notes to consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

					Accumulated
			Additional	Stock	Other
	Common Stock		Paid-in	Subscription	Comprehensive	Accumulated
	Shares	Amount	Capital	Receivable	Income	Deficit

BALANCE, January 1, 2003	1,268,443	$1,268	$7,511,857	$(130,950)	$-	$(7,533,102)

Issuance of common stock for cash, at $6.00 to $6.50 per share, net of offering costs of $2,807,185	2,533,333	2,533	13,655,282	-	-	-

Issuance of common stock in connection with notes payable, valued at $8.44 to $8.86 per share	193,474	194	1,645,261	-	-	-

Issuance of warrants issued in connection with notes payable	-	-	1,000,000	-	-	-

Cash received for subscription receivable	-	-	-	71,725	-	-

Net loss	-	-	-	-	-	(5,694,318)

BALANCE, December 31, 2003	3,995,250	3,995	23,812,400	(59,225)	-	(13,227,420)

Issuance of common stock for cash, at $4.00 to $5.00 per share, net of offering costs of $35,425	850,000	850	3,463,725	-	-	-

Issuance of common stock for services, at $4.60 per share	1,667	2	7,666	-	-	-

Issuance of common stock for acquisition, at $4.12 per share	12,127	12	49,988	-	-	-

Cash received for subscription receivable	-	-	-	48,457	-	-

Foreign currency translation adjustment	-	-	-	-	67,139	-

Net loss	-	-	-	-	-	(6,547,803)

BALANCE, December 31, 2004	4,859,044	$4,859	$27,333,779	$(10,768)	$67,139	$(19,775,223)

See accompanying notes to consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
RESTATED
	For the Years
	Ended December 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(6,547,803)	$(5,694,318)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on disposal of property and equipment	153,020	10,591
Depreciation and amortization	1,740,226	962,116
Amortization of discount on debentures and notes	300,947	2,344,507
Provision for doubtful accounts	596,585	-
Loss of partial deposit on handsets	600,000	-
Impairment of assets	653,303	-
Non-cash compensation	1,001	6,667
Change in operating assets and liabilities, excluding the effects of acquisition:
Accounts receivable	(527,038)	(392,310)
Other receivables	(1,061,434)	-
Inventory	338,520	(551,625)
Deposit on handsets	(1,525,000)	-
Prepaid expenses	(156,139)	(9,741)
Accounts payable	(192,507)	(440,845)
Accrued liabilities	76,448	(58,438)
Unearned revenue	(80,000)	80,000
Contingent liabilities	(70,000)	(289,235)
Net Cash Used by Operating Activities	(5,699,871)	(4,032,631)

Cash Flows from Investing Activities:
Change in restricted cash	939,891	(1,450,583)
Investment in note receivable	-	(150,000)
Collection of note receivable	150,000	-
Purchase of intangible assets	(265,397)	-
Cash from acquisition	86,157	-
Proceeds from sales of property and equipment	3,955	23,966
Purchase of property and equipment	(2,300,003)	(2,248,551)
Capitalized software development costs	(286,737)	(811,281)
Increase in deposits	(114,992)	-

Net Cash Used by Investing Activities	(1,787,126)	(4,636,449)

Cash Flows from Financing Activities:
Issuance of common stock	3,500,000	16,465,000
Cash received from subscription receivable	48,457	71,725
Payment of stock offering costs	(35,425)	(2,740,069)
Proceeds from notes and debentures	-	2,700,000
Payments on convertible notes payable	(1,230,000)	(681,247)
Payment on notes payable	-	(1,031,350)
Proceeds from capital leases	711,971	66,992
Payments on capital lease obligations	(66,175)	(27,262)
Payments on related party obligations	(260,692)	(150,000)
Decrease in bank overdraft	-	(595,544)

Net Cash Provided by Financing Activities	2,668,136	14,078,245

Net Increase (Decrease) in Cash	(4,818,861)	5,409,165
Effect of foreign exchange rates on cash	67,139	-
Cash, Beginning of Year	5,524,774	115,609

Cash, End of Year	$773,052	$5,524,774

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$106,191	$113,087
Income taxes	$200	$100

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

The Company acquired a subsidiary by issuing common stock valued at $50,000. In connection with the acquisition, the Company acquired assets with a fair value of $1,015,942 as shown below:

Cash	$86,157
Inventory	103,041
Prepaid expenses	236
Accounts receivable, net	120,926
Property and equipment	61,209
Intangible assets	301,812
Goodwill	341,649
Other assets	912
Accounts payable	(929,285)
Accrued expense	(36,657)

Common stock issued	$50,000

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

Other Receivables - Other receivables consist of an amount due from a providers of products the Company distributes. The product were faulty and were returned to the distributors. The distributors have not reimbursed the Company for the products to date. The Company has recorded an allowance for this receivable for the amount owed of approximately $400,000.

Inventory - Inventory consists of prepaid telecommunication products sold by the Company and is carried at the lower of cost or market value using the first-in, first-out method. Inventory is carried net of an allowance for obsolescence of $377,000.

Deposit on Handsets - Deposit on handsets consists of advance payments made for 30,000 Nokia 3300 handsets less a $600,000 reserve taken against cost of goods sold for approximately 9,000 headsets the distributor sold or not received by the Company.

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

Intangible Assets - The Company accounts for intangible assets under the provisions of Statement of Financial Accounting Standards No.142, "Goodwill and Other Intangible Assets" (SFAS No.142). The Company does not record amortization on goodwill. The Company assesses the recoverability of goodwill on an annual basis and writes the asset down as necessary.

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

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Company capitalizes software development costs incurred to develop certain of the Company's products and services in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS No.142, the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the three-year estimated useful life of the software.

Impairment of Long-lived Assets - In accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated financial statements for accounts receivable, other receivables and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying value of capital leases obligations also approximates their fair value based on current interest rates and the length of time remaining on the obligations.

Revenue Recognition - The Company uses two models to generate revenues: the broker model and the service bureau model. Under the broker model, which has been and continues to be the dominant alternative, the Company sells its prepaid products through retail locations. Revenue is recognized at the time products are sold. Sales of the Company's products are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No.104 (SAB 104) and Emerging Issues Task Force Issue No.99-19 (EITF 99-19). In cases where the Company does not own the product sold and another entity retains such risk and reward of product ownership or where certain other requirements of SAB 104 or EITF 99-19 are not met, the Company records revenues on a "net" basis.

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

Net Loss Per Common Share - The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No.128, "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options/warrants and convertible notes is dilutive. Because the Company incurred losses for the years ended December 31, 2004 and 2003, the effect of options/warrants and convertible notes totaling 2,557,160 and 2,216,307 equivalent shares, respectively, has been excluded from the net loss per common share computation since its impact would be antidilutive.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes (see Note 12).

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

Stock Options - In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No.148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No.123" (SFAS No.148). This Statement amends SFAS No.123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No.148 amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements.

The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 11. The Company accounts for grants to employees and directors under its stock option plans in accordance with the recognition and measurement principles of APB Opinion No.25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the years presented in the accompanying financial statements, the Company has granted options under its 2000, 2003 and 2004 Stock Options Plans. The Company has adopted the disclosure-only provisions of SFAS No.123. Accordingly, no compensation cost has been recognized for grants of options to employees and directors in the accompanying statements of operations. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2004 and 2003 consistent with the provisions of SFAS No.123, the Company's net loss and basic net loss per common share would have been reduced to the pro forma amounts indicated below:

	For the Years
	Ended December 31,
	2004	2003
Net loss, as reported	$(6,547,803)	$(5,694,318)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-
Less total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,159,438)	(1,193,831)

Pro forma net loss	$(7,707,241)	$(6,888,149)

Basic loss per common share, as reported	$(1.51)	$(2.12)
Pro forma net loss per common share	$(1.77)	$(2.55)

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

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

December 31,
2004
Point of sale terminals and related items - in service	$2,987,184
Office and computer equipment	341,140

Total cost of depreciable equipment	3,328,324
Accumulated depreciation and amortization	(1,280,770)

Property and equipment in service, net	2,047,554
Point of sale terminals and related items -not placed in service	2,054,643
Parts deposit held by manufacturers	280,756

Net property and equipment	$4,382,953

Point of sale terminals held by the Company in property and equipment will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating terminals it owns at the time they are shipped to the broker or retailer. Depreciation expense for the years ended December 31, 2004 and 2003 was $855,620 and $382,107, respectively (see Note 1).

At December 31, 2004, the Company had non-cancelable commitments totaling $650,000 to purchase 3,800 point of sale terminal. Subsequently, these terminals were delivered in the first quarter of 2005.

NOTE 3 - GOODWILL

Goodwill consisted of the following at December 31, 2004:

Goodwill related to acquisition in 2000	$224,561
Less accumulated amortization recorded prior to adoption of SFAS No.142	(79,981)
Net goodwill	$144,580

In accordance with SFAS No.142, goodwill is no longer amortized.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

Information related to capitalized software development costs at December 31, 2004 is as follows:

Capitalized software development costs, January 1, 2004	$2,262,249
Additional costs capitalized during the year	286,737

Capitalized software development costs, December 31, 2004	2,548,986
Accumulated amortization	(1,496,642)

Capitalized software development costs, net	$1,052,344

Of the balance at December 31, 2004, approximately $1,100,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000 recorded during the time the project was under development.

The Company regularly tests capitalized software development costs for impairment in accordance with SFAS No.142. The Company uses the estimated future cash flows related to its capitalized software development costs and has determined that these costs were not impaired as of December 31, 2004 and 2003. The Company amortizes capitalized software costs over a three-year period. During the years ended December 31, 2004 and 2003, the Company recorded amortization expense of $829,051 and $580,009, respectively.

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

Total future minimum lease payments for capital leases, including interest and other costs, are as follows:

2005	$551,490
2006	397,502

Total	948,992
Less interest and other costs	(75,873)

Present value of future minimum lease payments	873,119
Less current portion	(490,374)

Long-term portion	$382,745

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

On January 23, 2004, Dial-Thru International filed a complaint against the Company claiming that it had breached an Asset Purchase Agreement between the Company and the plaintiff dated October 31, 2000. The plaintiff asserts that the Company owes $4,000,000 in consideration for assets purchased and earn-out fees for referral services. In February 2004, the Company filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting the Company's motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, Dial-Thru filed substantially the same suit against the Company in the United States District Court in the State of Utah. On August 2, 2005, the parties mediated the dispute and reached a settlement whereby the Company paid Dial-Thru $225,000 on August 9, 2005.

In March 2005, the Company filed an action against a PIN provider, due to approximately $1 million in deactivated PINs received in the fourth quarter of 2004. Subsequent to March 31, 2005, the Company determined the obligation includes a mix of deactivated PINs and handsets paid for by the Company that were sold or are in the possession of the vendor. The Company is taking the appropriate legal action to recover the value due, however there is no assurance of repayment, and management recorded an allowance against the full amount of the receivable in the fourth quarter of 2004 .

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

The Company issued 169,231 shares of restricted common stock and warrants to purchase 169,231 shares of restricted common stock in connection with the sale of $1,500,000 of debentures (see Note 7). The shares of common stock and the warrants were valued at an aggregate of $1,500,000.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS AND WARRANTS

The Company is authorized to issue stock options under three existing stock option plans approved by stockholders. The 2000 plan (133,333 shares), the 2003 plan (100,000 shares) and the 2004 plan (500,000 shares) allow for up to 733,333 shares to be issued under substantially similar terms. A summary of the status of options granted at December 31, 2004 and 2003, and changes during the years then ended are as follows:

	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	304,250	$10.00	204,688	$15.45
Granted	502,500	$4.65	190,667	$6.75
Exercised	-	$-	-	$-
Forfeited	274,083	$8.16	86,105	$15.00
Expired	-	$-	5,000	$15.00

Outstanding at end of year	532,667	$5.95	304,250	$10.00

Exercisable at end of year	296,998	$6.68	102,000	$15.78

Weighted average fair value of options granted	502,500	$4.65	190,667	$6.26

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

A summary of the status of stock options outstanding at December 31, 2004 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$4.12-$4.87	335,500	4.8 years	$ 4.56	155,665	$ 4.59
$6.50	155,000	6.5 years	$ 6.50	100,000	$ 6.50
$15.00	42,167	1.7 years	$ 15.00	41,333	$ 15.00
$4.12-$15.00	532,667	5.0 years	$ 5.95	296,998	$ 6.68

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

A summary of all stock options and warrants outstanding at December 31, 2004 is presented below:

	Compensatory	Non-Compensatory	Total
Stock options issued to employees and board members under stock option plans	487,333	-	487,333
Stock options issued to employees outside stock option plans	45,334	-	45,334

Total	532,667	-	532,667
Warrants issued to non-employees	355,833	1,688,660	2,044,493

Total options and warrants outstanding	888,500	1,688,660	2,577,160

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No.109, "Accounting for Income Taxes". SFAS No.109 requires the Company to provide a net deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available net operating loss or tax credit carryforwards.

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

The components of income tax expense from continuing operations for the years ended December 31, 2004 and 2003 consist of the following:

	2004	2003
Current income tax expense:
Federal	$-	$-
State	25,000	-

Current tax expense	$25,000	$-

Deferred tax expense (benefit) arising from:
Depreciation and amortization	$(404,000)	$188,000
Impairment of assets	(240,000)	-
Allowance for doubtful accounts	(476,000)	-
Allowance for inventory	(139,000)	-
Net operating loss	(1,059,000)	(1,874,000)
Deferred compensation	-	104,000
Settlement reserve	-	75,000
Other	(5,000)	(6,000)
Valuation allowance	2,323,000	1,513,000

Net deferred tax expense	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the company's effective rate is as follows:

	2004	2003
Computed at the expected statutory rate	$(2,115,000)	$(1,839,000)
State and local income taxes, net of federal benefit	(328,000)	(285,000)
Interest expense due to issuance of warrants	120,000	611,000
Other	25,000	-
Change in valuation allowance	2,323,000	1,513,000

	$25,000	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset at December 31, 2004:

	2004	2003
Net operating loss carryforwards	$5,237,000	$4,485,000
Allowance for loss	491,000	15,000
Inventory allowance	140,000	-
Depreciation and impairment of assets	262,000	(737,000)
Other	(44,000)	-
Less valuation allowance	(6,086,000)	(3,763,000)

Deferred tax asset net of valuation allowance	$-	$-

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - CONCENTRATION OF REVENUES

The Company has one customer that accounted for 29% of revenues for the year ended December 31, 2004, and two customers that accounted for 56% and 14% of total revenues for the year ended December 31, 2003. Also, approximately 87.3% of the Company's revenue for the years ended December 31, 2004 and 2003 were from the sale of prepaid wireless products.

NOTE 14 - EMPLOYMENT AGREEMENTS

The Company had an employment agreement with Mike Openshaw, its Chief Financial Officer (CFO), which expires on December 31, 2005. If the Company terminates the agreement without cause, or if the CFO terminates the agreement for good reason, the CFO is entitled to receive the lesser of one year's salary or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The agreement was terminated during 2004. The Company and the CFO have an arrangement that provides the CFO a retention bonus if he remains employed by the Company through May 31, 2005. Mike Openshaw resigned and is not longer employed with the Company on May 31, 2005. Subsequent to May 31, 2005, Mike Openshaw has agreed to forgo the retention bonus.

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

NOTE 15 - RECENTLY ENACTED ACCOUNTING STANDARDS

The Emerging Issues Task Force has issued EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The issue is to determine the meaning of other-than-temporary impairment and its application to debt and equity securities. The Company does not expect this statement to have a material impact on its financial position, results of operations or liquidity.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No.153, "Exchanges of Non-monetary Assets--an amendment to APB Opinion No.29.” This statement requires exchanges of similar productive assets to now be accounted for at fair value, the basic principle for non-monetary transactions, unless the exchange lacks commercial substance. The Company does not expect the adoption of SFAS No.153 to have a material impact on its financial position, results of operations or liquidity.

In December 2004, the FASB issued two Staff Positions that provide accounting guidance for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. SFAS 109-1, "Application of FASB Statement No.109, `Accounting for Income Taxes,' to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004" states the manufacturers' deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. SFAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004", allows additional time to evaluate the effects of the legislation for repatriation of foreign earnings. The Company does not expect these statements to have a material impact on its financial position, results of operations or liquidity.

In December 2004, the FASB issued SFAS No.123R, "Share-Based Payments". SFAS No.123R is a revision of SFAS No.123, "Accounting for Stock Based Compensation", and supersedes APB 25. Among other items, SFAS No.123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No.123R is the first reporting period beginning after June 15, 2005, which is the third quarter of the Company's year ending December 31, 2005. The Company has not yet determined the model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No.123R. The impact of SFAS No.123R on the Company's results of operations cannot be predicted at this time because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

NOTE 16 - SUBSEQUENT EVENTS

Through March 29, 2005, 127,500 employee stock options with a price of $4.58 were exercised and 100,000 warrants with a price of $5.25 were exercised. Gross proceeds to the Company in these transactions totaled $1,108,950.

On April 12, 2005, as reported in a Form 8-K on that date, we issued 400,000 shares of unrestricted common stock at $5.00 per share through a private placement for an aggregate of $2,000,000 in cash.

On May 31, 2005, as reported in a Form 8-K dated June 6 2005, the former Chief Financial Officer resigned. On that same day, the Company hired Mark W. Robinson as Chief Financial Officer, Treasurer and Secretary.

On July 11, 2005, as reported in a Form 8-k on that date, the Company issued 427,000 restricted common shares at $3.07 per share for an aggregate of $1,311,000 in cash.

On July 11, 2005, as reported in a Form 8-K on that date, the Company issued a note in the amount of $611,000. The note bears interest at an annual rate of 5% and is payable in full on or before July 7, 2007. The Company also issued options? to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share.

On August 2, 2005, the Company and Dial-Thru International completed mediation of the dispute described above in Note 9 and reached a settlement whereby the Company paid Dial-Thru $225,000.

NOTE 17 - RESTATEMENTS

The Company has filed this amended Form 10-KSB (“Form 10-KSB/A”) for the year ended December 31, 2004 for the following reasons: (1)in response to a comment from the SEC alerting us that our revenue recognition policy relating to sales of consigned PINs was not in accordance with Emerging Issues Task Force Issue No.99-19, (2)in response to a comment from the SEC requiring us to separately identify the amount of terminal depreciation and software development amortization included in the caption “Cost of Goods Sold” in the Statements of Operations, and (3)corrections required as a result of the facts described in the Company’s Form 8K filed on June 22, 2005 and as described further below.

Revenue Recognition for Consigned PIN Sales. The Company has restated revenue for all consigned PIN-based products from a “gross” to “net” basis in accordance with Revenue Recognition in Financial Statements and Emerging Issues Task Force Issue No.99-19. As a result, revenue was reduced by $24,225,518 from $40,801,841 to $16,576,323 for 2004 and revenue was reduced by $18,979,140 from $25,686,377 to $6,707,237 for 2003. The reduction in revenue has no impact on our net loss, net loss per common share, or stockholders’ equity in the years presented because there is a corresponding reduction reflected in the captions “Cost of Goods Sold” and “Commissions and Fees” in the same years. Cost of Goods Sold for 2004 and 2003 was reduced by $19,959,600 and $15,358,129, respectively. Commissions and Fees for 2004 and 2003 was reduced by $4,265,918 and $3,620,921, respectively.

Cost of Goods Sold Clarification. In the Company’s Statements of Operations, it has separately identified the terminal depreciation and software amortization costs attributable to Cost of Goods Sold. These costs are referenced in a footnote to the Statements of Operations. This change to provide additional information had no impact on net loss, net loss per common share, or stockholders’ equity. Terminal depreciation and software development amortization totaled approximately $1,534,000 and $924,000 for 2004 and 2003, respectively.

During 2004, the Company’s former CFO entered into a transaction without authorization and acted to hide the transaction from the Company’s CEO and other members of management, the Board of Directors, and the Company’s auditors by knowingly making false statements and intentionally altering documents. This transaction included using Company funds to make a $1,525,000 deposit with a third-party vendor for the purchase of 30,000 Nokia 3300 handsets. Company records were falsified to present $925,000 of this deposit as cash. The remaining $600,000 was presented as a receivable and was reserved for at year-end as the Company believed that portion of the receivable would not be recovered. The consolidated balance sheet at December 31, 2004 has been restated to reclassify $925,000 of cash as a deposit to the vendor. Only 20,650 of the handsets were actually subsequently received by the Company and the corresponding loss of $600,000 has been reclassified from General and Administrative Expense to Cost of Goods Sold in the restated consolidated financial statements.

In the course of this unauthorized transaction, the $1,525,000 deposit was never repaid. On July 1, 2005, the Company formally took ownership of the 20,650 handsets. Also subsequent to December 31, 2004, the vendor to whom the deposit was made sold or took possession of approximately 9,000 of the handsets without reimbursing the Company. The Company is taking legal action to recover the value of these handsets and all losses sustained by the Company in this transaction. There can be no assurance the Company will successfully recover these losses from either the vendor or the former CFO. Subsequent to taking possession of the handsets, the Company has sold 6,650 handsets at $31 per headset and has firm commitments to sell the remaining 14,000 handsets at $31 per headset. No additional losses are expected from this transaction.  The Company's audit committee, after consultation with legal counsel, hired a forensic investigator to inquire into all of these matters.  The Company's audit committee believes a thorough and complete investigation has been undertaken.

At December 31, 2004, these restatements had no effect on total assets, net loss, net loss per common share, and stockholders’ equity. They did have the following effect on revenue, cost of goods sold, general and administrative expenses, cash and deposits:

	As Previously Reported December 31, 2004	Restated December 31, 2004	As Previously Reported December 31, 2003	Restated December 31, 2003

Revenues	$40,801,841	$16,576,323	$25,686,377	$6,707,327

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

No consultations occurred between the Company and Tanner LC during the two most recent fiscal years and any subsequent interim period prior to Tanner LC's appointment regarding either (i) the application of accounting principles to a specific completed or contemplated transaction, the type of audit opinion that might be rendered on the Company's financial statements, or other information provided that was considered by the Company in reaching a decision as to an accounting, auditing, or financial reporting issue, or (ii) any matter that was the subject of disagreement or a reportable event requiring disclosure under Item 304(a)(1)(v) of Regulation S-K.

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

In connection with the completion of its audit of, and the issuance of its report on, our consolidated financial statements for the year ended December 31, 2004, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "significant deficiencies” or material weaknesses." The Public Company Accounting Oversight Board (“PCAOB”) has defined “significant deficiency” as a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that the misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be detected. The PCAOB has defined a “material weakness” as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected."

The significant deficiencies or material weakness in our internal controls relate to segregation of incompatible duties, the timely reconciliation of general ledger accounts (including cash), controls over inventory (including the potential for employees to purposefully or inadvertently delete PIN’s without authorization or systems control), accounting for acquisitions, and impairment of intangible assets. Additionally, significant deficiencies or material weakness in our internal control over certain disclosures in the footnotes to the financial statements was related to the stock option disclosures required by SFAS No.148 and income taxes required by SFAS No.109. We have disclosed these significant deficiencies and material weaknesses to the Audit Committee of our Board of Directors

As disclosed at the beginning of “Management’s Discussion and Analysis or Plan of Operation,” which is set forth as Item 6 of this report above, the Company’s former CFO entered into an unauthorized transaction and thereafter knowingly made false statements and intentionally altered documents to hide the transaction from the other members of the Company’s management, from the Board of Directors, and from the Company’s outside auditors. The opportunity for this former CFO to enter into such a transaction was the result of insufficient segregation of duties. The Company is in the process of implementing appropriate segregation of duties, among other things, as described below. We have disclosed this unauthorized transaction and the subsequent misrepresentations by our former CFO to the Audit Committee of our Board of Directors.

We are in the process of improving our internal controls in an effort to remediate these significant deficiencies and material weaknesses through the hiring of additional accounting staff and through improved supervision and training of our accounting staff. Additional effort is needed to fully remedy these significant deficiencies material weaknesses and we are continuing our efforts to improve and strengthen our internal controls over financial reporting. Our management and Audit Committee will continue to work with our management and outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors and Executive Officers

Our executive officers and directors and their respective ages, as of March 21, 2005, are as follows:

Name	Age	Position

Michael Keough	48	Chief executive officer, president and director
Michael Openshaw	46	Chief financial officer, secretary and treasurer (1)
Darin Hunsaker	38	Vice president, sales
Fred Schade	39	Vice president, engineering
Charles Callis	49	Vice president, business development
William Jurika	65	Chairman of the board of directors
Gary Crook	52	Director
Harry Hargens	50	Director
Steven Phillips	50	Director
Thomas Tesmer	58	Director

(1)	Mike Openshaw employment with Q Comm was terminated on May 31, 2005. Mark W. Robinson became the Chief Financial Officer, Secretary and Treasurer on that same day.

Each director holds office until the next annual meeting of stockholders and until his or her successor is elected and qualified. Officers are elected to service subject to the discretion of the board of directors.

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Michael Keough joined us in December 2004, taking the role previously held by Terry Kramer. Prior to joining Q Comm, Mr. Keough served as Chief Executive Officer, President, and Chief Strategy Officer of ClearOne Communications, a publicly traded company specializing in audio, video, and web- based conferencing products and services. From 1998 to 2002, Mr. Keough served as Senior Vice President of World Wide Sales for Learnframe, a company that provides web-based training, and for Tempo, a Company specializing in testing equipment for the telecom industry.

Michael Openshaw was terminated as our CFO on May 31, 2005. Prior to that date, Mr. Openshaw had been with us since November 2000 and was named chief financial officer in April 2001 and our secretary and treasurer in February 2003. From 1996 to November 2000, Mr. Openshaw served as the chief financial officer of The University of Utah Hospital. He also has 10 years' experience with the accounting firm of Deloitte & Touche LLP where he attained the level of senior manager. Mr. Openshaw is a Certified Public Accountant and has a Bachelor of Arts degree in accounting from the University of Utah.

On May 31, 2005, the Company named Mark W. Robinson chief financial officer, secretary and treasurer. Prior to joining Q comm, Mr. Robinson was chief financial officer and chief operating officer of Clickguard Corporation which was acquired by Danka Corporation in 2003. From 1996 to 2000, Mr. Robinson was Chief Financial Officer of Bluecurve Corporation, a start-up software company, which was acquired by Red Hat Corporation in 2000. From 1992 to 1996, Mr. Robinson was the Corporate Controller for Prometrix Corporation, and following the acquisition of Prometrix by KLA-Tencor in 1994 became the Prometrix Division Controller. Mr. Robinson also held accounting and financial management positions at Hewlett Packard and Ford Aerospace and Communications Corporation from 1983 to 1992. Mr. Robinson earned both an MBA and Bachelor of Administration from the University of Utah.

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

		Annual Compensation		Long-term Compensation
Name and principal position	Year	Salary	Commission and Bonus	Securities Underlying Options
Terry Kramer, president and	2004	$201,731	$-	255,000(1)
Chief Executive Officer (1)	2003	$17,500(2)	-	45,000(1)
	2002	-	-	-

Michael Keough,president and	2004	$15,385(3)	-	-
Chief Executive Officer	2003	-	-	-
	2002	-	-	-

Michael Openshaw, Chief	2004	$125,000	$7,668(4)	-
Financial Officer, Secretary	2003	$110,586	$30,000	40,000(5)
and Treasurer	2002	$110,000	$10,000(6)	6,667(7)

Darin Hunsaker, Vice President,	2004	$120,192	$36,390	35,000(8)
sales	2003	-	-	-
	2002	-	-	-

(1)
Terry Kramer resigned effective December 31, 2004 and 127,500 unvested stock options expired on that date. Vested stock options expire 90 days after termination of employment. Mr. Kramer exercised 127,500 options in January 2005.

(2)	Terry Kramer was hired in November 2003.
(3)	Michael Keough was hired in December 2004.
(4)	Represents 1,667 shares granted June 30, 2004 valued at $4.60 per share. Board to cancel these - added appropriate language)
(5)	As of December 31, 2004, 20,000 shares were vested.
(6)	Represents 25,000 shares granted December 31, 2002 valued at $0.40 per share. Board to cancel these - added appropriate language)
(7)	As of December 31, 2003, 1,250 options were vested and the balance was forfeited. Board to cancel these - added appropriate language)
(8)	As of December 31, 2004, 15,625 options were vested.

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

Option Grants in the Year Ended December 31, 2004 (Individual Grants)

Name	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in 2004	Exercise Price	Expiration Date

Terry Kramer	255,000	64.2%	$4.58	5/16/14(1)
Darin Hunsaker	20,000	5.0%	$6.50	1/5/14(2)
Darin Hunsaker	15,000	3.8%	$4.65	6/1/14(2)

(1)	Terry Kramer resigned effective December 31, 2004 and 127,500 unvested stock options expired on that date. Vested stock options expire 90 days after termination of employment.
(2)	These options are earned quarterly over 2004 and 2005 based on the continued employment of the officer.

2004 Year-End Option Values
	Number of Shares Underlying Unexercised Options at December 31, 2004 (#)		Value of Unexercised In-the-Money Options At December 31, 2004 ($)(1)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Terry Kramer	172,500(2)	- (3)	-	-
Michael Openshaw	31,333(4)	20,000(5)	-	-
Darin Hunsaker	15,625(5)	19,375(6)	-	-

(1)	Based on a $3.71 closing price of our stock on the American Stock Exchange on December 31, 2004.
(2)	Includes 127,500 options with an exercise price of $4.58 per share and 45,000 options with an exercise price of $6.50 per share.
(3)	See footnote (1) in the preceding table.
(4)	Includes 11,333 options with an exercise price of $15 per share and 20,000 options with an exercise price of $6.50 per share.
(5)	Having an exercise price of $6.50 per share. (Board to cancel these - added appropriate language)
(6)	Includes 10,000 options with an exercise price of $6.50 per share and 5,625 options with an exercise price of $4.65 per share.
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

Mr.Openshaw's agreement, which terminates December 31, 2005, pays him an annual salary of $125,000 plus bonus based on individual and company performance. If we terminate the agreement without "cause", or if Mr. Openshaw terminates the agreement for "good reason", he is entitled to the lesser of one year's salary or payment through the expiration date of the contract. In addition, any stock options held by him will vest immediately. During the contract term and for one year following its termination or expiration, he is prohibited from soliciting our employees and customers and competing with us, provided we have not terminated the employment contract without cause. The agreement was terminated during 2004. We had an arrangement with Mr. Openshaw that provided him the continuation of his base wages, the right to retain existing stock option agreements and a retention bonus if he remains employed by the Company through May 31, 2005. Mr. Openshaw resigned from the company on May, 31, 2005 and has agreed to forgo the retention bonus.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 21, 2005 by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our directors;
•	each executive officer named in the summary compensation table above; and
•	all of our directors and executive officers as a group.

Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the common stock owned by them.

Name and address of beneficial owner (1)	Common Stock Beneficially Owned(2)	Percent of Common Stock Beneficially Owned
Terry Kramer	45,000	*
Michael Keough	12,500(3)	*
Michael Openshaw	35,732	*
William Jurika	921,050	18.1%
Pike Capital Partners, LP	1,303,800	25.6%
All directors and executive officers as a group (10 persons)	310,871(4)	20.7%
* Less than 1%

(1)	All addresses are c/o Q Comm International, Inc., 510 East Technology Ave, Building C, Orem, Utah 84097.
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

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders (1)	487,333	$ 5.78	246,000
Equity compensation plans not approved by stockholders (2)	401,167(3)	$ 9.42	-
Total	888,500	$ 7.35	246,000

(1)	The 2000, 2003 and 2004 stock option plans.
(2)	Includes options granted to employees, consultants and underwriters outside our stock option plans and stock bonuses.
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

Item 12. Certain Relationships and Related Transactions

As of December 31, 2003, we owed Paul Hickey, our principal stockholder and former chief executive officer, an aggregate amount of $260,692, consisting of loans from him to cover cash shortfalls and deferred salary. This amount was reflected in a note which was to mature December 31, 2007. The note was repaid during the year ended December 31, 2004.

We have adopted a policy that the audit committee must review all transactions with any officer, director or 5% stockholder.

Item 13. Exhibits List and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (2)
4.2	Form of warrant agreement, including form of warrant (2)
4.3	Form of unit certificate (2)
4.4	Form of representative's warrant (2)
10.1	2000 Stock Option Plan (2)
10.2	2003 Stock Option Plan (2)
10.3	Securities Purchase Agreement, dated February 10, 2003 (2)
10.4	Form of 12% Secured Convertible Debentures due March 31, 2004 (2)
10.5	Form of Stock Purchase Warrant (2)
10.6	Form of Lock-Up Agreement executed by all officers, directors and 5% shareholders (2)
10.7	Form of Lock-Up Agreements for 12% Secured Convertible Debenture holders (2)
10.8	Employment Agreement between Q Comm International, Inc. and Paul C. Hickey (2)
10.9	Employment Agreement between Q Comm International, Inc. and Terry D. Kramer (3)
10.10	Employment Agreement between Q Comm International, Inc. and Michael K. Openshaw (3)
10.10	Employment Agreement between Q Comm International, Inc. and Michael D. Keough*
10.10	Securities Purchase Agreement, dated May 20, 2003 (2)
10.11	Form of 12% Unsecured Promissory Note, due August 31, 2004, dated May 20, 2003 (2)
10.12	Form of Stock Purchase Warrant, dated May 20, 2003 (2)
10.13	Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and Hargray Wireless (2)
10.14	Agreement between Q Comm International, Inc. and PreCash Corporation (2)
10.15	WGR Ltd. Agreement (2)
10.16	Marceco Ltd. Agreement (2)
10.17	Success Concepts Enterprises Inc. Agreement (2)
10.18	510 East Technology Avenue Lease (3)
10.19#	Agreement between Q Comm International, Inc. and Cricket Communications, Inc.
14	Code of Ethics (2)
21	Subsidiary schedule (3)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

* Included as an exhibit herein.

(1)	Previously filed on February 24, 2000, as an exhibit to Form 10-SB, and on March 20, 2000, as an exhibit in the Company's Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company's Registration Statement on Form SB-2 (File No.333-104232) and incorporated herein by reference.
(3)	Previously filed as an exhibit to Form 10-KSB on March 31, 2003 and incorporated herein by reference.
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
A current report was filed on Form 8-K on November 15, 2004 under item 7.01.

Item 14. Principal Accountant Fees and Services

The aggregate fees billed by the principal accounting firms we used in 2004 and 2003, Tanner LC and Pritchett, Siler & Hardy, P.C., are as follows:

	2004	2003

Audit fees	$159,000	$24,942
Audit related fees	10,434	12,576

Total audit and audit related fees	169,434	37,518
Tax fees	9,825	446
All other fees	-	-

Total fees	$179,259	$37,964

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

Q Comm International, Inc.

By:	/s/ Michael D. Keough
Michael D. Keough,
Chief Executive Officer

Date: August 10, 2005 [to change] [Tanner needs to receive and review the 906 and 302 Certifications] [We will need signed versions for our files]

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on August 10, 2005.

Title
Principal Executive Officer

/s/ Michael D. Keough	Chief Executive Officer
Michael D. Keough

Principal Financial Officer

/s/ Mark W. Robinson	Chief Financial Officer
Mark W. Robinson	(Principal Accounting Officer)

Directors

/s/ William Jurika	Chairman of the Board
William Jurika

/s/ Gary Crook	Director
Gary Crook

/s/ Harry Hargens	Director
Harry Hargens

/s/ Steven Phillips	Director
Steven Phillips

/s/ Thomas Tesmer	Director
Thomas Tesmer