Form 10-Q/A
period 2005-03-31
Q COMM INTERNATIONAL INC
filed 2005-08-11
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

Commission File Number 001-31718

Q COMM INTERNATIONAL, INC.
(Exact name of registrant as specified in its charter)

Utah	87-0674277
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 5, 2005, 5,914,794 shares of the issuer’s common stock were outstanding.

Q COMM INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q/A

March 31, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Overview of Restatement:

Restatement Overview

The Company has filed this amended Form 10-Q (“Form 10-Q/A”) for the quarter ended March 31, 2005 for the following reasons: (1)in response to a comment from the SEC alerting us that our revenue recognition policy relating to sales of consigned PINs was not in accordance with Emerging Issues Task Force Issue No. 99-19, (2)in response to a comment from the SEC requiring us to separately identify the amount of terminal depreciation and software development amortization included in the caption “Cost of Goods Sold” in the Statements of Operations, and (3)corrections required as a result of the facts described in the Company’s Form 8-K filed on June 22, 2005 and as described further below.

Revenue Recognition for Consigned PIN Sales. The Company has restated revenue for all consigned PIN-based products from a “gross” to “net” basis in accordance with Revenue  Recognition  in Financial  Statements  and Emerging  Issues Task Force Issue No. 99-19.  As a result, revenue was reduced by $6,826,632 from $15,303,892 to $8,477,260  for the period ended March 31, 2005 and revenue was reduced by $5,770,596 from $8,487,830 to $2,717,234 for the period ended March 31, 2004. The reduction in revenue has no impact on our net loss, net loss per common share, or stockholders’ equity in the years presented because there is a corresponding reduction reflected in the captions “Cost of Goods Sold” and “Commissions and Fees” in the same years.  Cost of Goods Sold for periods ended March 31, 2004 and 2003 was reduced by $5,730,779 and $4,656,021, respectively. Commissions and Fees for periods ended March 31, 2004 and 2003 was reduced by $1,095,853 and $1,114,575, respectively.

Cost of Goods Sold Clarification.  In the Company’s Statements of Operations, it has separately identified the terminal depreciation and software amortization costs attributable to Cost of Goods Sold. These costs are referenced in a footnote to the Statements of Operations. This change to provide additional information had no impact on net loss, net loss per common share, or stockholders’ equity. Terminal depreciation and software development amortization totaled $434,258 and $382,815 for 2004 and 2003, respectively.

During 2004, the Company’s former CFO entered into a transaction without authorization and acted to hide the transaction from the Company’s CEO and other members of management, the Board of Directors, and the Company’s auditors by knowingly making false statements and intentionally altering documents. This transaction included using Company funds to make a $1,525,000 deposit with a third-party vendor for 30,000 Nokia 3300 handsets. Company records were falsified to present $925,000 of this deposit as cash. The remaining $600,000 was reserved for at year-end as the Company believed that portion of the receivable would not be recovered. The consolidated balance sheet at December 31, 2004 has been restated to reclassify $925,000 of cash as a deposit to the vendor. Only 20,650 of the handsets were actually received by the Company and the corresponding loss of $600,000 has been reclassified from General and Administrative Expense to Cost of Goods Sold in the restated consolidated financial statements.

In the Course of this unauthorized transaction, the $1,525,000 deposit was never repaid.  On July 1, 2005, the Company formally took ownership of the 20,650 handsets. Also subsequent to December 31, 2004, the vendor to whom the deposit was made sold or took possession of approximately 9,000 of the handsets without reimbursing the Company.  The Company is taking legal action to recover the value of these handsets and all losses sustained by the Company in this transaction.  There can be no assurance the Company will successfully recover these losses from either the vendor or the former CFO. Subsequent to taking possession of the handsets, the Company has sold 6,650_handsets at $31 per handset and has firm commitments to sell the remaining 14,000 handsets at $31 per handset.  No additional losses are expected from this transaction. The Company’s Audit Committee hired a forensic investigator to inquire into all of these matters and believes a thorough and complete investigation has been undertaken to date.

At December 31, 2004, these restatements had no effect on total assets, net loss, net loss per common share, and stockholders’ equity.  They did have the following effect on revenue, cost of goods sold, general and administrative expenses, cash and deposits:

At March 31, 2005, these restatements reduced total assets by $285,005 and generated an equivalent net loss and reduction stockholders’ equity. The $285,000 net loss increase the net loss per common share by ($0.06). The restatement had the following effect on total assets, revenue and net income:

	Original March 31, 2005	Restated March 31, 2005	Original March 31, 2004	Restated March 31, 2004	Original December 31, 2004	Restated December 31, 2004
Total Assets	$10,305,224	$10,020,219	N/A	N/A	$10,288,841	$10,288,841
Revenues	$15,303,892	$8,477,260	$8,487,830	$2,717,234	$40,801,841	$16,576,323
Net Income	($1,296,583)	($1,581,588)	($1,346,499)	($1,346,499)	($6,832,808)	($6,832,808)
Earnings Per Share	$(.26)	$(.32)	$(.34)	$(.34)

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005 (As Restated)	December 31, 2004 (As Restated)
ASSETS
Current Assets:
Cash	$402,852	$773,052
Trade accounts receivable, net	998,887	895,388
Other receivables, net	-	61,434
Inventory, net	918,586	1,081,637
Deposit on handsets, net	639,995	925,000
Prepaid expenses	296,849	156,375

Total Current Assets	3,257,169	3,892,886

Property and Equipment, net	4,924,671	4,382,953

Other Assets:
Restricted cash	524,928	510,692
Capitalized software development costs, net	866,803	1,052,344
Goodwill	144,580	144,580
Deposits	149,740	149,719
Definite-lived intangible assets, net	152,328	166,667

Total Other Assets	1,838,379	2,024,002

Total Assets	$10,020,219	$10,299,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$1,247,017	$1,525,634
Accrued expenses	385,362	281,302
Notes payable - related party	500,000	-
Capital lease obligations - current portion	492,410	490,374

Total Current Liabilities	2,624,789	2,297,310

Capital Lease Obligations, net of current portion	261,446	382,745

Total Liabilities	2,886,235	2,680,055

Commitments and Contingencies (Notes 6, 7, 11, and 13)

Stockholders' Equity:
Common stock, $.001 par value; 50,000,000 shares authorized, 5,087,794 and 4,859,044 shares outstanding, respectively	5,088	4,859
Additional paid-in capital	28,448,313	27,333,779
Accumulated deficit	(21,356,811)	(19,775,223)
Accumulated other comprehensive income	48,162	67,139
Stock subscription receivable	(10,768)	(10,768)

Total Stockholders' Equity	7,133,984	7,619,786

Total Liabilities and Stockholders' Equity	$10,020,219	$10,299,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2005 (As Restated)	2004 (As Restated)

Revenues	$8,477,260	$2,717,234

Operating Expenses:
Cost of goods sold (exclusive of items shown separately below (1))	6,455,938	1,518,507
Commissions and fees	1,832,093	910,332
Selling	227,365	142,697
General and administrative	1,046,258	782,639
Depreciation and amortization	483,535	399,191

Total Operating Expenses	10,045,189	3,753,366

Loss from Operations	(1,567,929)	(1,036,132)

Other Income (Expense):
Interest income	6,740	13,948
Interest and other expense	(20,399)	(324,315)

Total Other (Expense), net	(13,659)	(310,367)

Loss Before Income Tax Provision (Benefit)	(1,581,588)	(1,346,499)

Income Tax Provision (Benefit)	-	-

Net Loss	$(1,581,588)	$(1,346,499)

Basic and Diluted Net Loss per Common Share	$(.32)	$(.34)

Basic and Diluted Weighted Average Common Shares Outstanding	4,978,000	3,995,000

Other Comprehensive Loss:
Net loss	$(1,581,588)	$(1,346,499)
Foreign currency translation adjustment	(18,977)	-

Other Comprehensive Loss	$(1,600,565)	$(1,346,499)

(1)
Excludes $434,258 and $382,815 of depreciation on terminals and amortization of capitalized software development costs applicable to cost of goods sold for the periods ended March 31, 2005 and March 31, 2004, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2005 (As Restated)	2004 (As Restated)
Cash Flows from Operating Activities:
Net loss	$(1,581,588)	$(1,346,499)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on sale or disposal of property and equipment	22,308	-
Provision for doubtful accounts	50,000	30,000
Depreciation and amortization	483,535	399,191
Loss on deposit for handset inventory	285,005
Amortization of discount on debentures and notes	-	300,947
Change in assets and liabilities:
Receivables	(93,195)	(86,690)
Inventory	161,385	(584,612)
Prepaid expenses	(140,474)	-
Other assets	(66)	2,737
Accounts payable	(275,862)	224,781
Accrued expenses	103,994	72,405
Contingent liabilities	-	(70,000)

Net Cash Used by Operating Activities	(984,958)	(1,057,740)

Cash Flows from Investing Activities:
Changes in restricted cash	(14,236)	1,450,583
Purchase of property and equipment	(814,857)	(511,557)
Capitalized software development costs	(26,874)	(82,187)
Purchase of intangible assets	(6,494)	-

Net Cash (Used in) Provided by Investing Activities	(862,461)	856,839

Cash Flows from Financing Activities:
Issuance of common stock	1,114,763	-
Cash received from subscription receivable	-	16,152
Proceeds from issuance of related party notes payable	500,000	-
Payments on convertible notes payable	-	(1,230,000)
Principal payments on capital lease obligations	(119,263)	(7,013)

Net Cash Provided by (Used in) Financing Activities	1,495,500	(1,220,861)

Net Decrease in Cash	(351,919)	(1,421,762)

Effect of Foreign Exchange Rates on Cash	(18,281)	-

Cash, Beginning of Period	773,052	5,524,774

Cash, End of Period	$402,852	$4,103,012

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19,106	$92,047

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2004 Form 10-KSB/A. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the operating results for the full year.

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

Receivables - Accounts receivable consist of trade receivables arising in the normal course of business.  At March 31, 2005 and December 31, 2004, the Company established an allowance for doubtful accounts of $269,175 and $336,931, respectively, which reflects the Company's best estimate of probable losses for uncollectible accounts. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence. Amounts written off as bad debt expense for the periods presented were insignificant.

Inventory - Inventory  consists of  prepaid  telecommunication  products sold by the  Company  and is carried at the lower of cost or market  value using the  first-in,  first-out  method.  Inventory is carried net of an allowance for obsolescence of approximately $374,000 and $377,000 as of March 31, 2005 and December 31, 2004, respectively.  In January 2005, a vendor sold or took possession of approximately 9,000 handsets without reimbursing the Company.  The Company  has expensed this missing inventory and recorded a receivable from the vendor, against which it has provided a 100% reserve.  The Company is pursuing litigation against the vendor (see Part II, Item 1).

Depreciation - Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

Prepaid - Prepaid expenses at March 31, 2005 include approximately $258,000 for advanced payments on PIN inventory plus other additional prepaid expenses.

Deposits on Handsets - Deposits on handsets consist of advanced payments made for Nokia 3300 handsets.  The Company has a valuation allowance of $600,000 relating to the deposits on handsets.

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

Impairment of Long-lived Assets - In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Fair Value of Financial Instruments - The carrying values reported in the accompanying condensed consolidated financial statements for accounts receivable, other receivables, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying values of capital lease and notes payable obligations also approximate their fair value based on current interest rates and the length of time of repayment of the obligations.

Revenue Recognition - The Company uses two models to generate revenues: the broker model and the service bureau model. Under the broker model, which has been and continues to be the dominant alternative, the Company sells its prepaid products through third-party retail locations. Revenue is recognized at the time products are sold. Sales of the Company's products are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) and Emerging Issues Task Force Issue No. 99-19 (EITF 99-19). In cases where the Company does not own the product sold and another entity retains such risk and reward of product ownership or where certain other requirements of SAB 104 or EITF 99-19 are not met, the Company records revenues on a "net" basis.

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

Cost of Goods Sold - Cost of goods sold consists primarily of the costs of the prepaid telecommunication and other miscellaneous products sold at retail and terminals sold to customers. The full cost of the product, as well as all direct costs associated with the sale of the product, is recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries transaction processing fees paid to a third party and depreciation on terminals in use and amortization expense on capitalized software. Those costs are recorded separately in operating expenses. For the three months ended March 31, 2005 and March 31, 2004 there was $434,258 and $382,815, respectively, of depreciation onterminals and amortization of capitalized software development costs that is considered related to cost of goods sold. These amounts are included in depreciation and amortization expense in the accompanying unaudited consolidated statements of operations and comprehensive loss.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share - The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options/warrants and convertible notes is dilutive. Because the Company incurred losses for the three months ended March 31, 2005 and 2004, the effect of options/warrants and convertible notes totaling 2,511,243 and 2,377,076 equivalent shares, respectively, has been excluded from the net loss per common share computation since its impact would be antidilutive.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. The Company had available at March 31, 2005, net operating loss carry forwards of approximately $17,235,000, which may be applied against future taxable income, if any, and which expire in various years through 2024.

Advertising - Advertising costs are expensed as incurred. Advertising costs totaled $18,860 and $5,561 for the ended March 31, 2005 and 2004, respectively.

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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2000, 2003 and 2004 defined stock options plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for grants of options to employees and directors in the accompanying statements of operations and comprehensive income. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Three Months Ended March 31,
	2005 (As Restated)	2004 (As Restated)
Net loss, as reported	$(1,581,588)	$(1,346,499)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(183,443)	(161,785)

Pro forma net loss	$(1,765,031)	$(1,508,284)

Basic net loss per common share, as reported	$(.32)	$(.34)
Pro forma net loss per common share	$(.36)	$(.38)

Translation of Foreign Currencies - The Company transacts business in Canadian dollars through its wholly owned subsidiary, Point de Vente. The foreign subsidiary uses its local currency as the functional currency. Consequently, assets and liabilities of the foreign subsidiary have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as accumulated other comprehensive income, which is a component of stockholders’ equity.

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

Point of sale terminals held by the Company in property and equipment will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating terminals it owns at the time they are shipped to the broker or retailer. Depreciation expense for the three months ended March 31, 2005 and March 31, 2004 was $250,287 and $181,927, respectively.

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

The Company purchased approximately 300 customer accounts in August 2004 and purchased additional customers in the quarter ending March 31, 2005. The cost of the accounts acquired is categorized as a definite-lived intangible asset and is being amortized over two years on a straight-line basis. Information related to purchased intangible assets at March 31, 2005 and December 31, 2004 is as follows:

	March 31, 2005	December 31, 2004
Purchase price of accounts	$206,494	$200,000
Less accumulated amortization	(54,166)	(33,333)
Net intangible assets	$152,328	$166,667

Amortization expense for the three months ended March 31, 2005 and 2004 was $20,833 and $0, respectively.

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Information related to capitalized software development costs at March 31, 2005 and December 31, 2004 and for the periods then ended is as follows:

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

The Company regularly tests capitalized software development costs for impairment in accordance with SFAS No. 142. The Company uses the estimated future undiscounted cash flows related to its capitalized software development costs and has determined that these costs were not impaired. The Company amortizes capitalized software development costs over a three-year period. During the ended March 31, 2005 and 2004, the Company recorded amortization expense of $212,415 and $217,264, respectively.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY OBLIGATION

The Company received $500,000 on March 25, 2005 in  exchange for a note payable to a member of the board of directors. The unsecured loan was scheduled to mature on June 24, 2005 and carried a simple annual interest rate of 5 percent. In April 2005, the note was repaid and $972 in interest expense was recorded.

On July 11, 2005, the Company received $611,000 in debt financing (as reported in a Form 8-K filed on that date), from a member of the board of directors. The note bears interest at an annual rate of 5% and is payable in full on or before July 7, 2007. The Company also issued the director a warrant  to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share.

NOTE 6 - LEASE OBLIGATIONS

Certain computer equipment and point of sale terminals are leased under capital lease arrangements and are presented in the accompanying condensed consolidated balance sheets as property and equipment. At March 31, 2005 and December 31, 2004, the total carrying amount of equipment held under capital lease agreements was $970,000, and the related accumulated amortization was approximately $41,000 and $40,000, respectively.

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

The Company is committed under non-cancelable operating leases for office space and office equipment. Rent expense paid for the three months ended March 31, 2005 and 2004 was $30,799 and $9,239, respectively. The Company's future minimum rental payments under operating leases amount to approximately $90,000 annually through 2008.

NOTE 7 - LITIGATION AND CONTINGENCIES

On January 23, 2004, Dial-Thru filed a complaint against the Company claiming that the Company had breached an Asset Purchase Agreement dated October 31, 2000. Dial-Thru asserts that the Company owes $4,000,000 in consideration for assets purchased and earn-out fees for referral services. In February 2004, the Company filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting the Company’s motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, the plaintiff filed substantially the same suit against the Company in the United States District Court in the State of Utah. On August 2, 2005, the parties completed mediation of the dispute and reached a settlement whereby the Company paid Dial-Thru $225,000 on August 9, 2005.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK

A summary of common stock transactions subsequent to March 31, 2005 is as follows:

On April 12, 2005, the Company issued 400,000 shares of unrestricted common stock at $5.00 per share through a private placement for an aggregate of $2,000,000 in cash.

On July 11, 2005, the Company issued 427,000 restricted common shares at $3.07 per share for an aggregate of $1,311,000 in cash.

On July 11, 2005, the Company issued warrants to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share.

A summary of common stock transactions for the three months ended March 31, 2005 and 2004, is as follows:

Three Months Ended March 31, 2005

The Company sold 128,750 shares of unrestricted common stock at $4.58 to $4.65 per share through the exercise of stock options for an aggregate of $589,763 in cash.

The Company sold 100,000 shares of restricted common stock at $5.25 per share through the exercise of warrants for an aggregate of $525,000 in cash.

Three Months Ended March 31, 2004

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

	For the Three Months Ended March 31, 2005		For the Year Ended March 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	532,667	$5.95	532,667	$5.95
Granted	217,000	3.93	217,000	3.93
Exercised	(128,750)	4.58	(128,750)	4.58
Forfeited	(54,167)	6.19	(54,167)	6.19
Expired	-	-	-	-

Outstanding at end of period	566,750	5.46	566,750	5.46

Exercisable at end of period	136,498	8.53	136,498	8.53

Weighted average fair value of options granted	217,000	3.69	217,000	3.69

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended March 31, 2005 and 2004: expected dividend yields of zero, expected life of 10 years, expected volatility of 113% and [124%], respectively, and risk-free interest rates of 4.3%.

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

For the three months ended March 31, 2005 and 2004, the Company had one customer that accounted for 11% and 48% of revenues, respectively. The Company’s prepaid wireless products accounted for 92% and 72% of total revenues for the three months ended March 31, 2005 and 2004, respectively.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYMENT AGREEMENTS

The Company had an employment agreement with its former Chief Financial Officer (CFO), which was scheduled to expire on December 31, 2005. If the Company terminated the agreement without cause, or if the CFO terminated the agreement for good reason, the CFO was entitled to receive the lesser of one year’s salary or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The agreement was terminated during 2004. The Company and the CFO had an arrangement that provided the CFO the continuation of his base wages, the right to retain existing stock option agreements and a retention bonus if he remains employed by the Company through May 31, 2005.  Subsequent to May 31, 2005, Mr. Openshaw has relinquished his retention bonus.

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

NOTE 12 - RECENTLY ENACTED ACCOUNTING STANDARDS

The Emerging Issues Task Force has issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This Issue addresses the meaning of other-than-temporary impairment and its application to debt and equity securities. The Company does not expect this statement to have a material impact on its financial position, results of operations or liquidity.

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

NOTE 13 - SUBSEQUENT EVENTS

On April 12, 2005, the Company issued 400,000 shares of unrestricted common stock at $5.00 per share through a private placement for an aggregate of $2,000,000 in cash.

On May 7,, 2005, a $500,000 related party note was repaid.

On May 31, 2005, the Company’s former Chief Financial Officer resigned. On that same day, the Company hired Mark W. Robinson as Chief Financial Officer, Treasurer and Secretary.

On July 11, 2005, the Company issued 427,000 restricted common shares at $3.07 per share for an aggregate of $1,311,000 in cash.

On July 11, 2005,  the Company issued a note in the amount of $611,000. The note bears interest at an annual rate of 5% and is payable in full on or before July 7, 2007. The Company also issued a warrant to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share.

On August 2, 2005, the Company and Dial-Thru International completed the mediation of the dispute described above in Note 9, and reached a settlement whereby the Company paid Dial-Thru $225,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, dividends, capital structure and other financial items, (ii) statements regarding our plans and objectives including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements. Readers are cautioned that the actual results could differ materially from the anticipated results as expressed in these forward-looking statements due to one or more of the following risk factors.

RISK FACTORS

You should carefully consider the risks described below, our financial statements and the notes to those statements, before you purchase any of our securities.

The Securities and Exchange Commission (“SEC”) is currently reviewing the Company’s 2004 10-KSB filing.

We received a comment letter from the SEC on May 5, 2005 requesting clarification on several matters including the rationale for reporting revenue on a gross versus net basis for certain consigned inventory we sell. The Company has responded to the SEC and is awaiting a follow-on response from the SEC.  We have agreed to change the method by which we recognize revenue and have amended both our Form 10-KSB and this Form 10-Q. However, there can be no assurance that the SEC will not have further comment and require additional changes.

We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

From the date on which we became a C corporation in 1998 through March 31, 2005, we incurred cumulative losses of $21.4 million. For the three-month periods ended March 31, 2005 and March 31, 2004, net losses were $1.6 million and $1.3 million, respectively. Unless we can significantly increase the number of terminals in use, we will continue to incur losses for the foreseeable future. Our working capital may not be sufficient to sustain us until we reach profitability.

If we cannot raise capital at a time when we need to do so, we may not be able to adequately and timely respond to competitive developments.

In the future, we may need to raise additional capital to meet the capital requirements of our business or to take advantage of expansion or acquisition opportunities. If we are unable to do so, we may not be able to increase our revenues or achieve profitability. Even if we are able to secure additional capital by selling equity or equity-linked securities, these securities could dilute the ownership percentage of our existing stockholders. The securities that we might sell could also have rights, preferences or privileges senior to those of our common stock. We cannot assure you that we will be able to obtain additional financing when needed on acceptable terms or at all. In April 2005, we raised $2,000,000 through the issuance of 400,000 shares of unrestricted common stock at $5.00 per share. We also have a guaranteed commitment for up to $2.9 million from a member of the board of directors to finance current operations, if necessary. If we are unable to obtain additional financing on terms satisfactory to us when needed, our operations could be substantially curtailed and the price of our common stock could decline significantly.

Our margins have historically been low, which makes it difficult to achieve profitability.

We incurred negative margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, depreciation on terminals and software amortization costs of approximately (2.9%) in the first quarter 2005 and (3.5)% for the comparable period in 2004. Our contribution margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, and excluding depreciation on terminals and software amortization costs were approximately 2.2% in the first quarter 2005 and 10.6% for the comparable period in 2004. As a consequence, for us to be profitable to any meaningful extent, we must do one or more of the following:

  increase the number of revenue generating terminals;
  add new products with higher profit margins to our portfolio; or
  develop new revenue models.
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

Although we currently offer a variety of prepaid products, 92% of our revenue for the three months ended March 31, 2005 was generated from sales of prepaid wireless products. The market for prepaid wireless has experienced substantial growth in past years. Our revenues have grown as this market has developed and expanded in the United States. We cannot assure you that this market will continue to grow. If it does not and we do not develop new products, our rate of revenue growth could decline rapidly, resulting in higher net losses.

Most of our business is placed through a small number of brokers. The loss of any one of these accounts could reduce our revenues.

A small number of brokers account for a large percentage of our revenue. One aspect of our growth strategy is to increase the breadth of our account base. However, a high level of customer concentration could continue for the foreseeable future. For the three months ended March 31, 2005, our three largest customers accounted for approximately 27% of revenues and our top ten customers accounted for 57% of revenues. We cannot assure you that the level of sales to these brokers will be sustained from year to year and there is a risk that these principal brokers may not continue to sell our products in the future. To the extent that any significant broker reduces its reliance on us, terminates its relationship with us, or defaults on payments, our revenues in the relevant fiscal period could decline substantially, which would result in increased net losses.

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

We have no control over the prices suppliers charge us for their products and we may not always be able to pass through price increases to our customers. As a result, price increases could have a negative impact on our margins and our ability to achieve profitability.

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

The Company is planning to upgrade its accounting systems and is actively recruiting for additional qualified accounting personnel. Expanding our operations will increase the demands on our senior management and our customer service departments. We will need to continually improve our management, operational, financial and other departments to manage our growth properly and any failure to do so may lead to inefficiencies and/or redundancies and may impair our ability to provide accurate and timely information and reports to our stockholders.

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

  Quarterly operating results falling below or exceeding expectations in any given period;
  Changes in economic conditions generally or in the telecommunications or banking industries;
  Market fluctuations relating to markets generally or market sectors that include our competitors, which may or may not be based on results of operations or other announcements by us or our competitors;
  Fluctuations in our revenue which may or may not be related to changes in the way we conduct our business;
  Announcements by our competitors of new technological innovations, service offerings, contracts, acquisitions or strategic relationships;
  Departures of key personnel; and
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

Our business consists of the purchase and resale of prepaid telecommunication and other products through our proprietary electronic point-of-sale system, Qxpress. The key components of the Qxpress system include the Qxpress 200 terminals, our data center, the software that runs the terminals and the data center, and the communication protocols that connect the terminals to the data center. The Qxpress system was introduced in September 2002. Prior to that date, we used third-party equipment and software. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

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

During the three months ended March 31, 2005, we announced we were developing our flexible prepaid application to run on Ingenico’s multi-application terminals including the Elite series, the i5300 terminal, and the upcoming 5100 platform for delivery of our products and services.

Sources of Revenue

Our principal source of revenue has been the resale of prepaid telecommunication products, including wireless, long distance and other products that we purchase directly from carriers or indirectly from distributors who purchase these products from the carriers.

Our standard business model is referred to as our broker model. In this model, we provide a full range of products and services to our customers, including our product library, PIN management, transaction processing, and customer service to the retail locations. Revenue is  recognized on a “gross” basis for our prepaid products and a “net” basis for all consigned products.  We record cost of goods sold for the cost of the products sold. Commissions and fees paid to brokers and retailers are recorded as operating expenses.

Beginning in 2003, we began offering our service bureau business model. Under this model, our customers license our data center software and purchase Qxpress terminals from us. These customers are responsible for functions such as inventory management, product ownership, report generation, and ACH funds transfer. Our agreements with these customers also provide ongoing fees for software maintenance and transactions processed through their system. Because we do not provide or control the products sold, we do not meet the requirements of EITF 99-19 to record these sales at “gross.” Transaction processing, license and maintenance fees are all recorded on a “net” basis. Sales of terminals are recorded at the sales price and a corresponding cost of sale is recognized.

The table below illustrates the revenues we derived from our principal products and services and the percentage of total revenues represented by this amount. The discussion that follows focuses on the sources of revenue that we believe are the most important to our present and future results of operations.

	For the Three Months Ended March 31,
	2005 (As Restated)		2004 (As Restated)
	Amount	Percentage	Amount	Percentage
Wireless	$7,822,143	92.3%	$1,957,005	71.9%
Wholesale Products	225,890	2.7	14,645	0.5
Fees	90,985	1.1	146,959	5.4
Long Distance	71,681	0.8	102,759	3.8

Service Bureau	51,286	0.6	156,997	5.8
Home Dial Tone	38,810	0.5	48,292	1.8
Debit Cards	37,555	0.4	60,140	2.2
Gift Card	26,380	0.3	28,841	0.1
Terminal Sales	22,065	0.3	1,700	1.1
Wireless Phone Features	2,514	0.0	0.0	0.0
Other	87,951	1.0	203,878	7.5

Totals	$8,477,260	100.0%	$2,717,234	100.0%

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

Wholesale products are items such as PINs (such as wireless phone, long distance phone and debit card PINs) that we purchase and take ownership of, and later sell to other distributors outside our customer network. We are able to use our supplier relationships to provide certain products to distributors who do not have such access. Margins for these product sales in our industry are typically 1% over cost. For the three months ended March 31, 2005 and March 31, 2004 these revenues represented 2.7% and 5.4% of total revenue, respectively. These revenues are all cash based and we do not incur costs for these product sales besides the cost of the product. These transactions are recorded at gross. We do not emphasize this source of revenue but respond to opportunities that present themselves.

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

We first began setting up service bureau customers in 2003. This revenue model is diminishing as a percent of total revenue, but provides higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues. We acquired our service bureau customer in Canada in July 2004, which contributed to the decline in service bureau revenues. For the three months ended March 31, 2005 and 2004, this source of revenue decreased to 0.6% of total revenue from 5.8%, respectively.

Historically, our results of operations have been characterized by relatively high revenues but relatively low margins. Under our broker model, we book the entire value of the transaction as revenues. Our cost of sales includes the amount we pay for the product; it does not include the fees and commissions we pay the broker and the retailer who participated in the sale. After subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model) and depreciation on terminals and amortized software development costs, we incurred negative margins of approximately (2.9%) for the three months ended March 31, 2005 and (3.5)% for the comparable period in 2004. The contribution margin excluding depreciation on terminals and amortized software development costs was approximately 2.2% for the three months ended March 31, 2005 and 10.6% for the comparable period in 2004.  The change in margins is primarily driven by the increase in lower margin wireless products and lower fees. For the three months ended March 31, 2005, we recorded a $285,000 loss in deposit on handset inventory, which reduced the margin by (3.4%). In addition, because of these thin margins, a minor change in the price that we pay for products would have a substantial effect on our net income or loss if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

The resale of prepaid telecommunication products has historically been a commodity market with most price increases or decreases being passed through the distribution chain to the end user. However, the amount of margin available to each participant in the distribution chain can be affected by various factors, such as the functions provided and risk assumed by the participant and the volume and payment terms on which the participant can purchase product. Historically, our ability to purchase products at attractive rates has been negatively impacted by our inability to purchase in volume and our status as an uncertain credit, which, in some cases, has resulted in our inability to purchase product directly from the supplier. In those cases, we have purchased product from a reseller at a markup from the supplier price. We believe that, if our business expands and our financial condition becomes more stable, there may be opportunities to increase margins in our historical business by purchasing a greater percentage of our product directly from the carrier and by purchasing in greater volume. However, the telecommunications business in general, and the wireless business in particular, are changing rapidly and it is not possible to anticipate potential changes that may occur in the distribution chain. There is no assurance that we will be successful in realizing these opportunities.

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

Operating Metrics

We monitor our business and measure performance in a number of ways. Several of these key measures are shown in the table below along with the results for the three months ended March 31, 2005 and 2004.

	For the Quarter Ended March 31, 2005	For the Quarter Ended December 31, 2004	For the Quarter Ended September 30, 2004	For the Quarter Ended June 30, 2004	For the Quarter Ended March 31, 2004
Broker Model
Net activations (1)	396	450	288	70	175
Terminal acquired (2)		200
Total activated terminals	2,721	2,325	1,675	1,387	1,317
Average activated terminals	2,523	1,734	1,531	1,352	1,230

Average monthly net revenue per activated terminal (3)	33	22	24	22	23

(1)  A terminal is defined as activated when it generates its first revenue at retail site.

(2)  In July 2004, we acquired our service bureau customer, Point de Vente.

(3)  Includes gross revenues less cost of goods sold and commissions paid to brokers and retailers and excludes depreciation and amortization allocable to cost of goods sold

Note: Given the service bureau model is a declining portion of our business, we will not publish the service bureau metrics shown above in future SEC filings.

The exact timing of earnings before interest, taxes, depreciation and amortization (EBITDA) break even depends on many items including how aggressively we add to our sales organization, which increases our short-term burn rate, our actual sales results, the pace of our growth and the relative numbers of in service broker terminals and in service bureau terminals. Based on our current sales organization growth plans, we believe our cash flow break even point will likely be at approximately 7,000 broker units. There is no assurance that this break even point will be realized as forecasted given changes in economic and competitive factors.

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

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our financial statements that have been prepared according to U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. We evaluate these estimates on an on-going basis. We base these estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. We consider the following accounting policies to be the most important to the portrayal of our financial position and results of operations, and that require the most subjective judgment.

Revenue recognition

We record revenue at the time of product sale or when services are provided. Under our broker model, sales of our prepaid products are generally made directly to end-users. There is no right of return for products sold and we are not obligated for further performance after the sale. These sales transactions are accounted for at “gross” since they meet the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) and Emerging Issues Task Force Issue No. 99-19 (EITF 99-19).

We provide certain products and services which do not include the sale of a PIN, including bill payment applications, PIN-less transactions for certain debit cards and money transfer. In these cases we do not meet the requirements for gross revenue reporting under applicable accounting standards. In these cases, we record the fee we receive as revenue on a net basis. We charge various types of fees related to the use of the terminal or other services provided, such as rental fees, minimum performance fees and activation fees. Fees are recognized when billed.  Under our service bureau model, software license, transaction processing and maintenance fees are all recorded on a net basis when earned.

Cost of goods sold

Cost of goods sold primarily represents the cost of the personal identification number, or PIN, or other product sold. The cost of a PIN is set by the carrier and is expressed in terms of a percentage discount from the denomination value. This discount ranges from 12% to 25% for cellular and home dial tone products and 40% to 50% for long distance products. We do not have minimum purchase contracts or exclusivity agreements with any carrier. Historically, price increases are passed on to customers in the form of lower broker and merchant commissions, which are recognized as operating expenses under the caption "commissions and fees" in our statements of operations and comprehensive income. Cost of goods sold fluctuates due to changes in the mix of our products and discount rates offered by carriers.

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

Impairment of long-lived assets

In accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment, and purchased intangibles subject to amortization, are reviewed periodically for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

Results of Operations

The following table sets forth statement of operations data as a percentage of revenues. These results may not be indicative of future operating results. As noted earlier, these percentages can be expected to change substantially as a result of our implementation of different sales models and other factors.

	Three months ended March 31,
	2005 (As Restated)	2004 (As Restated)

Revenues	100.0%	100.0%
Expenses:
Cost of goods sold (exclusive of items shown separately below (1))	76.2	55.9
Commissions and fees	21.6	33.5
Selling	2.7	5.3
General and administrative	12.3	28.8
Depreciation and amortization	5.7	14.7
Loss from operations	(18.5)	(38.1)
Total other expense – net	(0.2)	(11.4)
Net loss	(18.7)%	(49.6)%

(1)  Excludes cost of goods sold related to depreciation on terminals and amortization of software development. For the three months ended March 31, 2005 and March 31, 2004, these costs total 5.1% and 14.1% of revenue, respectively.

The following table presents our unaudited condensed consolidated statements of operations, showing dollar and percentage changes from 2005 to 2004.

	Three months ended March 31,		Increase (Decrease)
	2005 (As Restated)	2004 (As Restated)	$	%

Revenues	$8,477,260	$2,717,234	$5,760,026	212.0%
Expenses:
Cost of goods sold (exclusive of items shown separately below (1))	6,455,938	1,518,507	4,937,431	325.2
Commissions and fees	1,832,093	910,332	921,761	101.3
Selling expenses	227,365	142,697	84,668	59.3
General and administrative expenses	1,046,258	782,639	263,619	33.7
Depreciation and amortization	483,535	399,191	84,344	21.1

Total expenses	10,045,189	3,753,366	6,291,823	167.9

Loss from operations	(1,567,929)	(1,036,132)	531,797	51.3
Total other expense - net	(13,659)	(310,367)	(296,708)	(95.6)

Net loss	$(1,581,588)	$(1,346,499)	$(235,089)	(17.5)%

(1)  Excludes $434,258 and $382,815 of cost of goods sold related to depreciation on terminals and amortization of software development, for the three months ended March 31, 2005 and March 31, 2004, respectively.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Revenues. Our revenues increase for the three months ended March 31, 2005, over the comparable period of 2004 was driven by an increased number of terminals in the field. Most revenue categories experienced increases between periods, with the largest increases coming from wireless ($5.9 million). We expect the following factors to positively impact revenues in 2005: i) our installed base of terminals at the beginning of 2005, many of which have been recently installed and therefore only marginally contributed to revenues in the first quarter of 2005; ii) the advantages we are able to offer the market with our proprietary system as previously described; iii) the addition of new means of product distribution, such as debit/credit card terminals and PC-based delivery of product; iv) the addition of new products to our library, such as gift/loyalty cards and bill pay; and v) the continued growth of the prepaid wireless market. There is no assurance that these factors will positively affect revenues in 2005.

Cost of goods sold. Our cost of goods sold (including terminal depreciation and software development amortization expense) for the three months ended March 31, 2005 as percentage of revenues was 81.9 compared to 70.6 for the three months ended March 31, 2004. Excluding terminal depreciation and software development amortization expense, cost of goods sold for the three months ended March 31, 2005 as percentage of revenues was 76.2% compared to 55.8% for the three months ended March 31, 2004. This increase in cost of sales was a result of, i) an increase in the mix of lower margin wireless products; and ii) lower fees.  In the future, we expect our cost of goods sold will fluctuate as a percent of revenue as changes occur in our product mix, level of fees charged and discount rates offered by carriers.

Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the three months ended March 31, 2005 as percentage of revenues was 21.6% compared to 33.5% for the three months ended March 31, 2004. Commissions and fees for the three months ended March 31, 2005 increased in terms of absolute dollars but decreased as a percent of revenue. This percentage decrease was a result of a shift in product mix toward lower margin wireless products and correspondingly lower commission payments to brokers. Our contracts with brokers generally protect us from any price decreases from carriers. Historically, a component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. Since we were able to transfer all remaining customers to our new Qxpress system during 2004 the Company had no LDC transactions fees for the three months ended March 31, 2005.

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

The increases were offset, in part, by a decrease of approximately $47,000 in investor relations expenses, and a decrease of approximately $9,000 in legal fees. The Company will be making the necessary investment in 2005 to comply with SOX requirements and make additional investments in its internal control systems and corporate infrastructure. As revenue increases, we expect general and administrative expenses to decrease as a percentage of revenue. However, in the immediate future, we expect to incur costs in advance of the business growth that they are intended to support.

Depreciation and amortization. Depreciation and amortization expenses for the three months ended March 31, 2005 increased by approximately $84,000 compared to the comparable period in 2004. These increases are attributable primarily to higher amortization of software development costs for the three months ended March 31, 2005 and to higher depreciation expenses from an increased number of terminals in service. As we continue to amortize capitalized software development costs and we increase the number of terminals in service, we expect depreciation and amortization expenses to increase.

Total other expense - net. Other income and expense consists primarily of interest income and expense. Net other expense for the three months ended March 31, 2005 and 2004 was approximately $14,000 and $310,000, respectively. This decrease represents lower interest expense related to debentures sold in 2003 that were repaid in full on March 31, 2004. Most of the interest expense, $300,000 for three months ended March 31, 2004, was in the form of amortization of discount on these debt instruments.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through cash flows from operating activities, the sale of common stock, proceeds from short-term borrowings, and proceeds from the sale of convertible debentures and notes.

As of March 31, 2005, we had working capital of approximately $632,000 and a current ratio of 1.24 to 1.

As of March 31 2005, we own approximately 6,200 Qxpress terminals available for placement. This inventory will provide us the means to grow substantially in 2005 without the associated capital costs. We anticipate that our inventory of PINs, which was $1.2 million (includes $914,000 in PIN inventory and $258,000 in deposits made on PINs which were not yet received) at March 31, 2005, will continue to grow as our business expands. Due to the short order time required for these products, we are able to keep our inventory in the range of 13 days’ sales. Our future capital requirements will depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital. The capital requirements of our service bureau model, which has diminished as a percent of total revenue are substantially less.

Subsequent to March 31, 2005, we issued 400,000 shares of unrestricted common stock at $5.00 per share through a private placement. We expect to raise additional funds in 2005, through the sale of equity, debt or convertible securities. We have a guaranteed commitment for up to $0.9 million in additional funding from a member of the board of directors if additional cash is required.  We will continue to monitor capital requirements and we anticipate that we will require additional working capital to support growth during 2005. On July 11, 2005, we issued 427,000 common shares at $3.07 per share for an aggregate of $1,311,000 in cash and the Company issued a note in the amount of $611,000. The note bears interest at an annual rate of 5% and is payable in full on or before July 7, 2007.  The Company also issued a warrant to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share.

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

The significant deficiencies or material weakness in our internal controls relate to segregation of incompatible duties, the timely reconciliation of general ledger accounts (including cash), controls over inventory (including the potential for employees to purposefully or inadvertently delete PIN’s without authorization or systems control), accounting for acquisitions, and impairment of intangible assets.  Additionally, the significant deficiencies or material weaknesses in our internal control over certain disclosures in the footnotes to the financial statements was related to the stock option disclosures required by SFAS No. 148 and income taxes required by SFAS No. 109.  We have disclosed these significant deficiencies and material weaknesses to the Audit Committee of our Board of Directors

As disclosed in the Restatement Overview set forth on page 2 of this report above, the Company’s former CFO entered into an unauthorized transaction and thereafter knowingly made false statements and intentionally altered documents to hide the transaction from the other members of the Company’s management, from the Board of Directors, and from the Company’s outside auditors.  The opportunity for this former CFO to enter into such a transaction was the result of insufficient segregation of duties.  The Company is in the process of implementing appropriate segregation of duties, among other things, as described below.  We have disclosed this unauthorized transaction and the subsequent misrepresentations by our former CFO to the Audit Committee of our Board of Directors.

We are in the process of improving our internal controls in an effort to remediate these significant deficiencies and material weaknesses through the hiring of additional accounting staff and through improved supervision and training of our accounting staff.  Additional effort is needed to fully remedy these significant deficiencies material weaknesses and we are continuing our efforts to improve and strengthen our internal controls over financial reporting.  Our management and Audit Committee will continue to work with our outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

During 2004, the Company’s former CFO entered into a transaction without authorization and acted to hide the transaction from the Company’s CEO and other members of management, the Board of Directors, and the Company’s auditors by knowingly making false statements and intentionally altering documents.  This transaction included using Company funds to make a $1,525,000 deposit with a third-party vendor for 30,000 Nokia 3300 handsets.  Company records were falsified to present $925,000 of this deposit as cash.  The remaining $600,000 was reserved for at year-end 2004 as the Company believed that portion of the receivable would not be recovered.  The consolidated balance sheet at December 31, 2004 has been restated to reclassify $925,000 of cash as a deposit to the vendor.  Only 20,650 of the handsets were actually received by the Company and the corresponding loss of $600,000 has been reclassified from General and Administrative Expense to Cost of Goods Sold in the restated consolidated financial statements.

In the Course of this unauthorized transaction, the $1,525,000 deposit was never repaid.  On July 1, 2005, the Company formally took ownership of the 20,650 handsets.  Also subsequent to December 31, 2004, the vendor to whom the deposit was made sold or took possession of approximately 9,000 of the handsets without reimbursing the Company.  The Company is taking legal action to recover the value of these handsets and all losses sustained by the Company in this transaction.  There can be no assurance the Company will successfully recover these losses from either the vendor or the former CFO.  Subsequent to taking possession of the handsets, the Company has sold 6,650_handsets at $31 per handset and has firm commitments to sell the remaining 14,000 handsets at $31 per handset.  No additional losses are expected from this transaction.  The Company’s Audit Committee hired a forensic investigator to inquire into all of these matters and believes a thorough and complete investigation has been undertaken to date.

Changes in Internal Control Over Financial Reporting

None.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2005, we are not a party to any legal proceedings, except as set forth below.

In January 2004, Dial-Thru International Corporation filed a lawsuit against us in the Superior Court of the State of California, County of Los Angeles, claiming damages of $4 million as a result of our breach of an agreement that was signed in October 2000.  It is our position that claim is without merit as we properly exercised a contractual right to terminate the agreement.  In February 2004, we filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah.  In April 2004, the California court issued a tentative ruling granting our motion for dismissal.  The proceedings were stayed pending the outcome of the matter in the state of Utah.  In July 2004, Dial-Thru filed substantially the same suit against us in the United States District Court in the State of Utah.  On August 2, 2005, the parties mediated the dispute and reached a settlement whereby the Company paid Dial-Thru $225,000.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (2)
4.2	Form of warrant agreement, including form of warrant (2)
4.3	Form of unit certificate (2)
4.4	Form of representative's warrant (2)
10.1	2000 Stock Option Plan (2)
10.2	2003 Stock Option Plan (2)
10.3	Securities Purchase Agreement, dated February 10, 2003 (2)
10.4	Form of 12% Secured Convertible Debentures due March 31, 2004 (2)
10.5	Form of Stock Purchase Warrant (2)
10.6	Form of Lock-Up Agreement executed by all officers, directors and 5% shareholders (2)
10.7	Form of Lock-Up Agreements for 12% Secured Convertible Debenture holders (2)
10.8	Employment Agreement between Q Comm International, Inc. and Paul C. Hickey (2)
10.9	Employment Agreement between Q Comm International, Inc. and Terry D. Kramer (3)
10.10	Employment Agreement between Q Comm International, Inc. and Michael K. Openshaw (3)
10.10	Employment Agreement between Q Comm International, Inc. and Michael D. Keough (4)
10.10	Securities Purchase Agreement, dated May 20, 2003 (2)
10.11	Form of 12% Unsecured Promissory Note, due August 31, 2004, dated May 20, 2003 (2)
10.12	Form of Stock Purchase Warrant, dated May 20, 2003 (2)
10.13	Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and Hargray Wireless (2)
10.14	Agreement between Q Comm International, Inc. and PreCash Corporation (2)
10.15	WGR Ltd. Agreement (2)
10.16	Marceco Ltd. Agreement (2)
10.17	Success Concepts Enterprises Inc. Agreement (2)
10.18	510 East Technology Avenue Lease (3)
10.19#	Agreement between Q Comm International, Inc. and Cricket Communications, Inc.
14	Code of Ethics (2)
21	Subsidiary schedule (3)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

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

(4)  Previously filed as an exhibit to Form 10-KSB on April 12, 2005 and incorporated herein by reference.

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

Q Comm International, Inc.

By:	/s/ Mark W. Robinson

Mark W. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 10, 2005