Form 10-Q
period 2005-06-30
Q COMM INTERNATIONAL INC
filed 2005-08-26
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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
Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 22, 2005, 5,914,794 shares of the issuer’s common stock were outstanding.

Q COMM INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

June 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004 (as restated)
ASSETS
Current Assets:
Cash	$1,459,121	$773,052
Trade accounts receivable, net	1,030,229	895,388
Other receivables, net	-	61,434
Inventory, net	1,621,321	1,081,637
Deposit on handsets, net	639,995	925,000
Prepaid expenses	38,799	156,375

Total Current Assets	4,789,465	3,892,886

Property and Equipment, net	3,429,266	4,382,953

Other Assets:
Restricted cash	547,662	510,692
Capitalized software development costs, net	679,193	1,052,344
Goodwill	144,580	144,580
Deposits	146,980	149,719
Definite-lived intangible assets, net	131,496	166,667

Total Other Assets	1,649,911	2,024,002

Total Assets	$9,868,642	$10,299,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$816,663	$1,525,634
Accrued expenses	677,024	281,302
Capital lease obligations - current portion	494,130	490,374

Total Current Liabilities	1,987,817	2,297,310

Long Term Liabilities:
Note payable - related party, net of discounts of $582,000, $0, respectively	32,000	-
Capital Lease Obligations, net of current portion	136,948	382,745

Total Long Term Liabilities	168,948	382,745

Total Liabilities	2,156,765	2,680,055

Commitments and Contingencies (Notes 6, 7, 11, and 13)

Stockholders' Equity:
Common stock, $.001 par value 50,000,000 shares authorized, 5,914,794 and 4,859,044 shares outstanding, respectively	5,915	4,859
Additional paid-in capital	32,322,376	27,333,779
Accumulated deficit	(24,653,809)	(19,775,223)
Accumulated other comprehensive income	48,163	67,139
Stock subscription receivable	(10,768)	(10,768)

Total Stockholders' Equity	7,711,877	7,619,786

Total Liabilities and Stockholders' Equity	$9,868,642	$10,299,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2005	2004 (as restated)	2005	2004 (as restated)
Revenues	$13,322,692	$2,950,937	$21,799,952	$5,668,171

Operating Expenses:
Cost of goods sold (exclusive of items shown separately below (1))	12,107,343	1,622,821	18,563,280	3,141,328
Commissions and fees	2,335,209	963,640	4,167,303	1,873,972
Selling	232,626	156,751	459,991	299,448
General and administrative	1,457,948	642,987	2,540,206	1,425,626
Depreciation and amortization	468,713	417,559	952,248	816,750
Total Operating Expenses	16,601,839	3,803,758	26,647,028	7,557,124

Loss from Operations	(3,279,147)	(852,821)	(4,847,076)	(1,888,953)

Other Income (Expense):
Interest income	4,184	3,037	10,924	16,985
Interest and other expense	(22,035)	(10,109)	(42,434)	(334,424)
Loss on disposal of property and equipment	-	(23,046)	-	(23,046)
Total Other (Expense), net	(17,851)	(30,118)	(31,510)	(340,485)

Loss Before Income Tax Provision (Benefit)	(3,296,998)	(882,939)	(4,878,586)	(2,229,438)

Income Tax Provision (Benefit)	-	-	-	-

Net Loss	$(3,296,998)	$(882,939)	$(4,878,586)	$(2,229,438)

Basic and Diluted Net Loss per Common Share	$(0.61)	$(0.22)	$(0.94)	$(0.56)

Basic and Diluted Weighted Average Common Shares Outstanding	5,448,827	3,995,250	5,214,812	3,995,250

Other Comprehensive Loss:
Net loss	$(3,296,998)	$(882,939)	$(4,878,586)	$(2,229,438)
Foreign currency translation adjustment	(48,164)	-	(67,141)	-

Other Comprehensive Loss	$(3,345,162)	$(882,939)	$(4,945,727)	$(2,229,438)

(1)
Excludes $429,156 and $398,344 of depreciation on terminals and amortization of capitalized software development costs applicable to cost of goods sold for the three months ended June 30, 2005 and June 30, 2004, respectively.  Excludes $866,982 and $781,159 of depreciation on terminals and amortization of capitalized software development costs applicable to cost of goods sold for the six months ended June 30, 2005 and June 30, 2004, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2005	2004 (as restated)
Cash Flows from Operating Activities:
Net loss	$(4,878,586)	$(2,229,438)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on disposal of property and equipment	-	23,046
Provision for doubtful accounts	159,108	30,000
Depreciation and amortization	952,237	816,750
Impairment and write-off of terminals	1,266,704	-
Amortization of discount on debentures and notes	-	300,947
Recognition of unearned revenue	-	(80,000)
Loss from PIN and handset inventory adjustments	535,005	-
Change in assets and liabilities:
Receivables	(232,515)	(135,711)
Inventory	(1,074,689)	(1,023,614)
Deposit on handsets	285,005	-
Prepaid expenses	117,576	-
Other assets	2,739	(36,821)
Accounts payable	(708,971)	358,719
Accrued expenses	395,722	140,692
Contingent liabilities	-	(70,000)

Net Cash Used by Operating Activities	(3,180,665)	(1,905,430)

Cash Flows from Investing Activities:
Changes in restricted cash	(36,970)	1,450,583
Purchase of property and equipment	(799,064)	(1,322,397)
Proceeds from note receivable	-	150,000
Capitalized software development costs	(51,374)	(251,162)
Purchase of intangible assets	(6,494)	-

Net Cash (Used in) Provided by Investing Activities	(893,902)	27,024

Cash Flows from Financing Activities:
Issuance of common stock	4,407,653	-
Cash received from subscription receivable	-	26,920
Proceeds from issuance of related party notes payable	614,000	-
Payments on related party notes payable	-	(33,569)
Payments on convertible notes payable	-	(1,230,000)
Principal payments on capital lease obligations	(242,041)	(12,466)

Net Cash Provided by (Used in) Financing Activities	4,779,612	(1,249,115)

Net Increase (Decrease) in Cash	705,045	(3,127,521)

Effect of Foreign Exchange Rates on Cash	(18,976)	-

Cash, Beginning of Period	773,052	5,524,774

Cash, End of Period	$1,459,121	$2,397,253

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$19,106	$92,047

Supplemental Schedule of Non cash Financing Activities:
Discount to notes payable-related party as a result of issuing warrants	$582,000	-

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

Restatement of 2004 Financial Information - The Company has restated the accompanying three and six month periods ended June 30, 2004, for the following reasons: (1) to bring revenue recognition accounting related to the sale of consigned personal identification numbers (PINs) into conformity with Emerging Issues Task Force Issue No. 99-19, (2) to separately identify the amounts of terminal depreciation and capitalized software development costs amortization that related to “Cost of Goods Sold” in the statements of operations and comprehensive loss, and (3) to correct various balance sheet accounts as a result of the facts described in the Company’s Form 8-K filed on June 22, 2005.

The Company has restated its 2004 periods to recognize revenue for all consigned PIN-based products from a “gross” to a “net” basis in accordance with SAB No. 104, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force Issue No. 99-19. As a result, revenue was reduced by $2,979,899 from $5,930,836 to $2,950,937 for the three months ended June 30, 2004 and revenue was reduced by $11,690,117 from $17,358,288 to $5,668,171 for the six months ended June 30, 2004. These reductions in reported revenues had no impact on the Company’s net loss, net loss per common share, or shareholders’ equity in the periods presented because there was a corresponding reduction in expenses as reflected in the captions “Cost of Goods Sold” and “Commissions and Fees” for the same periods.

The Company has separately identified the terminal depreciation expense and the capitalized software development cost amortization expense attributable to Cost of Goods Sold in its statements of operations and comprehensive loss. These costs are set forth in a footnote to the statements of operations and comprehensive loss. This clarification provides additional information only and had no impact on net loss, net loss per common share, or shareholders’ equity in the restated periods.

During 2004, the Company’s former CFO entered into a transaction without authorization and acted to hide the transaction from the Company’s CEO and other members of management, the Board of Directors, and the Company’s auditors by knowingly making false statements and intentionally altering documents. This transaction included using Company funds to make a $1,525,000 deposit with a third-party vendor for the purchase of 30,000 Nokia 3300 handsets. Company records were falsified to present $925,000 of this deposit as cash and $600,000 as a receivable. The $600,000 receivable was reserved for at year-end 2004 as the Company believed that it would not be recovered. The consolidated balance sheet at December 31, 2004 has been restated to reclassify $925,000 of cash as a deposit to the vendor. Only 20,650 of the handsets were actually received by the Company and the corresponding loss of $600,000 has been reclassified from General and Administrative Expense to Cost of Goods Sold in the restated consolidated financial statements for the year ended December 31, 2004.

With respect to this unauthorized transaction, the $1,525,000 deposit was never repaid. On July 1, 2005, the Company formally took ownership of the 20,650 handsets. During the first quarter of 2005, the vendor to whom the deposit was made sold or took possession of approximately 9,000 of the handsets without reimbursing the Company. The Company is taking legal action to recover the value of these handsets and all losses sustained by the Company in this transaction. There can be no assurance the Company will successfully recover these losses from either the vendor or the former CFO. Subsequent to taking possession of the handsets, the Company has sold 12,950 handsets at $31 per headset and has firm commitments to sell the remaining 7,700 handsets at $31 per headset by September, 2005. No additional losses are expected from this transaction. The Company’s Audit Committee, after consultation with legal counsel, hired a forensic investigator to inquire into all of these matters. The Company’s Audit Committee believes a thorough and complete investigation has been undertaken.

These restatements, at December 31, 2004, had no effect on total assets, net loss, net loss per common share, and stockholders’ equity.  As of March 31, 2005 and for the three months then ended, the impact of these restatements was to reduce total assets by $285,005, due handsets which were taken by the vendor, and to generate an equivalent net loss and reduction in stockholders’ equity. The $285,005 net loss increased the net loss per common share by ($0.06). These restatements had the following impact on total assets, revenue and net loss:

	As Previously Reported March 31, 2005	Restated March 31, 2005	As Previously Reported March 31, 2004	Restated March 31, 2004	As Previously Reported December 31, 2004	Restated December 31, 2004
Total Assets	$10,305,224	$10,020,219	N/A	N/A	$10,288,841	$10,288,841
Revenues	$15,303,892	$8,477,260	$8,487,830	$2,717,234	$40,801,841	$16,576,323
Net Loss	($1,296,583)	($1,581,588)	($1,346,499)	($1,346,499)	($6,832,808)	($6,832,808)
Net Loss Per Common Share	$(.26)	$(.32)	$(.34)	$(.34)

Unaudited Condensed Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the balance sheet dates, and for the three and six month periods presented, have been made. The results of operations for the periods ending June 30, 2005 are not necessarily indicative of the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2004 Form 10-KSB/A.

Consolidation - The consolidated financial statements include the accounts of Q Comm International, Inc. and its wholly owned subsidiaries, Q Comm, Inc. and PDV. All intercompany balances and transactions have been eliminated in consolidation.

Accounting Estimates - The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.  Key estimates in the accompanying consolidated financial statements include, among others, allowances for doubtful accounts receivable, allowances for obsolete inventory, impairments of long-lived tangible and intangible assets, allowances for deferred income tax assets, and accruals for litigation and contingencies.

Receivables - Accounts receivable consist of trade receivables arising in the normal course of business.  As of June 30, 2005 and December 31, 2004, the Company established an allowance for doubtful accounts of approximately $425,000 and $317,000, respectively, which reflects the Company's best estimate of probable losses for uncollectible accounts. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence.

Inventory - Inventory consists of prepaid  telecommunication  products sold by the  Company  and is carried at the lower of cost or market  value using the  first-in,  first-out  method.  Inventory is carried net of an allowance for obsolescence of $361,781 and $377,000 as of June 30, 2005 and December 31, 2004, respectively. During the three months ended June 30, 2005, the Company completed a detailed analysis of the status of electronic PIN inventory and determined that factors occurring during the second quarter resulted in an inventory write-down of approximately $250,000 for the three months ended June 30, 2005.

Depreciation - Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

Deposit on Handsets - Deposits on handsets consist of advanced payments made for Nokia 3300 handsets.

Accrued Expenses - Accrued expenses consist of a $225,000 Dial Thru International litigation settlement liability, and payroll, bonus, commission, and vacation liabilities as of June 30, 2005.

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

The Company capitalizes software development costs incurred to develop certain of the Company's products and services in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS No. 142, the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing this asset over its three-year estimated useful life.

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

Fair Value of Financial Instruments - The carrying values reported in the accompanying condensed consolidated financial statements for accounts receivable, other receivables, and accounts payable approximate fair values because of the immediate or short-term maturities of these financial instruments. The carrying values of capital lease and notes payable obligations also approximate their fair values based on current interest rates and the length of time of repayment of the obligations.

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

Cost of Goods Sold - Cost of goods sold consists primarily of the costs of the prepaid telecommunication and other miscellaneous products sold at retail and terminals sold to customers. The full cost of the product, as well as all direct costs associated with the sale of the product, is recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries, transaction processing fees paid to a third party, depreciation on terminals in use, and amortization expense on capitalized software development costs. Those costs are recorded separately in operating expenses. For the three months ended June 30, 2005 and 2004 there was $429,156 and $398,344 of depreciation on terminals and amortization of capitalized software development costs, respectively, applicable to cost of goods sold.  For the six months ended June 30, 2005 and 2004 there was $866,982 and $781,159 of depreciation on terminals and amortization of capitalized software development costs, respectively, applicable to cost of goods sold. These amounts are included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share - The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic earnings per common share and dilutive earnings per common share when the effect of options/warrants and convertible notes is dilutive. Because the Company incurred losses for the periods presented in the accompanying consolidated financial statements, the effect of options/warrants and convertible notes totaling 2,523,243 and 2,721,160 equivalent common shares for the three and six months ended June 30, 2005 and 2004, respectively, has been excluded from the net loss per common share computation since its impact would be anti-dilutive. Subsequent to June 30, 2005, the Company issued 427,000 common shares for cash at $3.07 per share and warrants to purchase 230,000 common shares (see Note 8).

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. The Company had available as of June 30, 2005, net operating loss carry forwards of approximately $21,550,000, which may be applied against future taxable income, if any, and which expire in various years through 2024.

Restricted Cash - Restricted cash of $547,662 as of June 30, 2005 and $510,692 as of December 31, 2004, is maintained to support letters of credit covering capital lease arrangements and to secure a bank account used for processing automated clearinghouse transactions. In order to secure the bank account, the Company must maintain a balance of 2% of the previous month’s total transactions processed through the account, which balance amounted to $71,232 and $105,020 as of June 30, 2005 and December 31, 2004, respectively.

Stock Options - In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements.

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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2000, 2003 and 2004 defined stock options plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for grants of options to employees and directors in the accompanying statements of operations and comprehensive loss. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below:

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Three Months Ended				For the Six Months Ended
	June 30,				June 30,
	2005		2004 (as restated)		2005		2004 (as restated)
Net loss, as reported		$(3,296,998)		$(882,939)		$(4,878,586)		$(2,229,438)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects		-		-		-		-
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(166,888)		(517,117)		(350,331)		(678,902)

Pro forma net loss	$	(3,463,886)	$	(1,400,056)	$	(5,228,917)	$	(2,908,340)

Basic and diluted net loss per common share, as reported		$(0.61)		$(0.22)		$(0.94)		$(0.56)
Pro forma basic and diluted net loss per common share		$(0.64)		$(0.35)		$(0.96)	$	(0.73)

Basic and Diluted Weighted Average Common Shares Outstanding		5,448,827		3,995,250		5,214,812		3,995,250

Translation of Foreign Currencies - The Company transacts business in Canadian dollars through its wholly owned subsidiary, Point de Vente. The foreign subsidiary uses its local currency as the functional currency. Consequently, assets and liabilities of the foreign subsidiary have been translated into U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as accumulated other comprehensive income (loss), which is a component of stockholders’ equity.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	June 30,	December 31,
	2005	2004

Point of sale terminals and related items - in service	$2,676,651	$2,987,184
Office and computer equipment	387,824	341,140

Total cost of depreciable equipment	3,064,475	3,328,324
Accumulated depreciation and amortization	(1,380,814)	(1,280,770)

Property and equipment in service, net	1,683,661	2,047,554
Point of sale terminals and related items - not placed in service	1,474,319	2,054,643
Parts deposits held by manufacturers	271,286	280,756

Total	$3,429,266	$4,382,953

Point of sale terminals held by the Company in property and equipment will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating terminals it owns at the time they are shipped to the broker or retailer. Depreciation expense for the three months ended June 30, 2005 and 2004 was $216,741 and $181,080, respectively, and for the six months ended June 30, 2005 and 2004 was $442,457 and $346,631, respectively. During the three months ended June 30, 2005, the Company determined that certain terminals were not likely to be used in the future due to obsolescence. Based on the Company’s analysis, the Company recorded a terminal impairment and fixed asset write-down charge of $1,266,704 to reduce these terminals to their estimated net realizable value. This impairment charge is included in cost of goods sold in the accompanying 2005 condensed consolidated statements of operations and comprehensive loss.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill consisted of the following as of both June 30, 2005 and December 31, 2004:

Goodwill related to acquisition in 2000	$224,561
Less accumulated amortization recorded prior to adoption of SFAS No. 142	(79,981)
Net goodwill	$144,580

In accordance with SFAS No. 142, goodwill is no longer amortized.

The Company purchased approximately 300 customer accounts in August 2004 for $200,000, which purchase price was subsequently increased to $206,494 during the three months ended June 30, 2005 based on meeting specified earn-out provisions set forth in the agreement with the seller. The cost of the accounts acquired is categorized as a definite-lived intangible asset and is being amortized over two years using the straight-line method. Information related to purchased intangible assets as of June 30, 2005 and December 31, 2004 is as follows:

	June 30, 2005	December 31, 2004
Purchase price of customer accounts	$206,494	$200,000
Less accumulated amortization	(74,998)	(33,333)
Net intangible assets	$131,496	$166,667

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Information related to capitalized software development costs as of June 30, 2005 and December 31, 2004 is as follows:

	As of June 30, 2005	As of December 31, 2004
Capitalized software development costs, beginning of period	$2,548,986	$2,262,249
Additional costs capitalized during the six month and one year period, respectively	51,374	286,737
Capitalized software development costs, end of period	2,600,360	2,548,986
Accumulated amortization	(1,921,167)	(1,496,642)
Capitalized software development costs, net	$679,193	$1,052,344

Included within capitalized software development costs as of June 30, 2005 is approximately $1,100,000 paid to third-party software development companies and other outside entities. The remaining costs are internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000 recorded during the time the project was under development.

The Company regularly tests capitalized software development costs for impairment in accordance with SFAS No. 142. The Company uses the estimated future undiscounted cash flows related to its capitalized software development costs and as of the dates presented has determined that these costs were not impaired. The Company amortizes capitalized software development costs over a three-year period. During the three months ended June 30, 2005 and 2004, the Company recorded amortization expense of $212,415 and $217,264, respectively, and for the six months ended June 30, 2005 and 2004, the Company recorded amortization expense of $424,525 and $434,528, respectively.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - RELATED PARTY OBLIGATIONS

The Company received $500,000 in cash on March 25, 2005 in exchange for the issuance of a note payable to the chairman of the board of directors. The unsecured loan was scheduled to mature on June 24, 2005 and carried an annual interest rate of 5%. In April 2005, the note was repaid and $972 in interest expense was recorded.

In June 2005, the Company received $614,000 in cash from the Company’s chairman of the board of directors and entered in to a written agreement dated July 11, 2005, setting forth the terms of the debt financing. This debt arrangement is evidenced by a note bearing interest at an annual rate of 5% and is payable in full on or before July 7, 2007. In connection with this debt financing, the Company issued to the chairman of the board of directors, a warrant to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share. The $614,000 note payable is recorded net of a $582,000 discount which results from accounting for the fair value of certain warrants issued in connection with the debt financing. Additional paid-in capital was increased by $582,000 as a result of the Company issuing to the chairman of the board of directors warrants to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share.

NOTE 6 - LEASE OBLIGATIONS

Certain computer equipment and point of sale terminals are leased under capital lease arrangements and are presented in the accompanying condensed consolidated balance sheets as property and equipment. As of June 30, 2005 and December 31, 2004, the total carrying amount of equipment held under capital lease agreements was $970,000, and the related accumulated amortization was approximately $50,000 and $40,000, respectively.

Total future minimum lease payments for capital lease obligations, including interest and other costs, are as follows:

2005	$272,939
2006	397,502

Total	670,441
Less interest and other costs	(39,363)

Present value of future minimum lease payments	631,078

Less current portion	(494,130)

Long-term portion	$136,948

Two capital lease arrangements require the Company to maintain letters of credit equal to 50% of the original lease amounts during the term of the respective lease. The Company secures the letters of credit with a restricted cash account at a financial institution totaling approximately $440,000 at June 30, 2005 and December 31, 2004.

The Company is committed under non-cancelable operating leases for office space and office equipment. Rent expense paid for the three months ended June 30, 2005 and 2004 was $31,589 and $15,495, respectively. Rent expense paid for the six months ended June 30, 2005 and 2004 was $56,730 and $24,734, respectively. The Company's future minimum rental payments under operating leases amount to approximately $90,000 annually through 2008.

NOTE 7 - LITIGATION AND CONTINGENCIES

On January 23, 2004, Dial-Thru International filed a complaint against the Company claiming that the Company had breached an Asset Purchase Agreement dated October 31, 2000. Dial-Thru International asserted that the Company owed $4,000,000 in consideration for assets purchased and earn-out fees for referral services. In February 2004, the Company filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting the Company’s motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, the plaintiff filed substantially the same suit against the Company in the United States District Court in the State of Utah. On August 2, 2005, the parties completed mediation of the dispute and reached a settlement whereby the Company paid Dial-Thru International $225,000 on August 9, 2005.

 In March 2005, the Company filed an action against a PIN provider, The Phone Store of Missouri, LLC and its principal, Kevin Montgomery, to seek repayment of funds paid for PINs that were not received or not viable. An Amended Complaint in the action was recently filed to incorporate additional claims relating to telephone handsets that were purchased but not delivered. The Company is seeking to recover a minimum of $1,525,000 from The Phone Store and Mr. Montgomery. However, there is no assurance of repayment, and management recorded an allowance against the full amount of the receivable in the fourth quarter of 2004.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - CAPITAL STOCK

A summary of common stock transactions subsequent to June 30, 2005 and during the three-month periods ended June 30, 2005 and March 31, 2005 (net of stock issuance expense of approximately $18,000) is as follows (see Notes 5 and 13):

Subsequent to June 30, 2005

On July 11, 2005, the Company issued warrants to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share.

Three Months Ended June 30, 2005

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

The Company is authorized to issue stock options under three existing stock option plans approved by stockholders. The 2000 plan (133,333 shares), the 2003 plan (100,000 shares) and the 2004 plan (500,000 shares) allow for up to 733,333 shares to be issued under substantially similar terms. A summary of the status of options granted as of June 30, 2005 and December 31, 2004, and changes during the periods then ended are as follows:

	For the Six Months Ended June 30, 2005		For the Year Ended December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	532,667	$5.95	304,250	$10.00
Granted	231,000	3.92	502,500	4.65
Exercised	(128,750)	4.58	-	-
Forfeited	(56,167)	6.50	(274,083)	8.16
Expired	-	-	-	-

Outstanding at end of period	578,750	5.39	532,667	5.95

Exercisable at end of period	135,665	8.39	296,998	6.68

Weighted average fair value of options granted	711,032	3.08	502,500	4.65

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the three months ended June 30, 2005 and 2004: expected dividend yields of zero, expected life of 10 years, expected volatility of 113% and 124%, respectively, and risk-free interest rates of 4.3%.

A summary of the status of stock options outstanding at June 30, 2005 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.59 - $ 4.92	428,583	9.25 years	$4.21	41,331	$4.52
6.50	110,000	8.45 years	6.50	55,000	6.50
15.00	40,167	1.15 years	15.00	39,334	15.00
$ 3.59 - $ 15.00	578,750	8.45 years	5.39	135,665	8.39

As of June 30, 2005, the Company had outstanding warrants to purchase 1,944,493 shares of common stock (including 1,265,000 publicly traded warrants) that were issued to non-employees under various agreements with exercise prices ranging from $3.51 to $24.75 per share and a weighted average exercise price of $9.14 per share, expiring between July 2005 and November 2008. The warrants were valued on the date of issue using the Black-Scholes pricing model and the following assumptions: exercise price of the warrant stated in the agreements, $6.00 underlying stock price, 140% volatility, five year expected life, 2.9% risk free interest rate and expected dividend yield of zero.

A summary of all stock options and warrants outstanding at June 30, 2005 is presented below:

	Compensatory	Non-Compensatory	Total
Stock options issued to employees and board members under stock option plans	533,416	-	533,416
Stock options issued to employees outside stock option plans	45,334	-	45,334

Total	578,750	-	578,750
Warrants issued to non-employees	355,833	1,588,660	1,944,493

Total options and warrants outstanding	934,583	1,588,660	2,523,243

NOTE 10 - CONCENTRATION OF REVENUES

For the three months ended June 30, 2005 and 2004, the Company had one customer that accounted for 13.7% and 39.1% of revenues, respectively. For the six months ended June 30, 2005 and 2004, the Company had one customer that accounted for 10.7% and 43.2% of revenue, respectively. For the three months ended June 30, 2005, the Company’s three largest customers accounted for approximately 29% of revenues and its top ten customers accounted for 49% of revenues, respectively. For the six months ended June 30, 2005, the Company’s three largest customers accounted for approximately 23% of revenues and its top ten customers accounted for 47% of revenues, respectively. The Company’s prepaid wireless products accounted for 93.3% and 72.4% of total revenues for the three months ended June 30, 2005 and 2004, respectively. The Company’s prepaid wireless products accounted for 94.4% and 72.2% of total revenues for the six months ended June 30, 2005 and 2004, respectively.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EMPLOYMENT AGREEMENTS

The Company had an employment agreement with its former Chief Financial Officer (CFO), which was scheduled to expire on December 31, 2005. If the Company terminated the agreement without cause, or if the CFO terminated the agreement for good reason, the CFO was entitled to receive the lesser of one year’s salary or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The agreement was terminated during 2004. The Company and the CFO had an arrangement that provided the CFO the continuation of his base wages, the right to retain existing stock option agreements, and a retention bonus if he remained employed by the Company through May 31, 2005.  Subsequent to May 31, 2005, the former CFO relinquished his retention bonus.

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

The Company hired a new Chief Financial Officer on May 31, 2005. On August 18, 2005, the Company entered into an employment agreement with its Chief Financial Officer, which expires on December 6, 2006. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the CFO terminates the agreement for good reason, the CFO is entitled to receive the greater of one year’s salary plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The CFO was granted an option to purchase 60,000 shares of common stock at the $3.30 market price per share on the date of grant in August 2005.

NOTE 12 - RECENTLY ENACTED ACCOUNTING STANDARDS

The Emerging Issues Task Force has issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This Issuance addresses the meaning of other-than-temporary impairment and its application to debt and equity securities. The Company does not expect this statement to have a material impact on its financial position, results of operations or liquidity.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 153, “Exchanges of Nonmonetary Assets an amendment to APB Opinion No. 29.” This statement requires exchanges of similar productive assets to now be accounted for at fair value, as the basic principle for nonmonetary transactions, unless the exchange lacks commercial substance. The Company does not expect the adoption of SFAS No. 153 to have a material impact on its financial position, results of operations or liquidity.

In December 2004, the FASB issued two Staff Positions that provide accounting guidance for the effects of the American Jobs Creation Act of 2004 that was signed into law on October 22, 2004. SFAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” states that the manufacturers’ deduction provided for under this legislation should be accounted for as a special deduction instead of a tax rate change. SFAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004”, allows additional time to evaluate the effects of the legislation for repatriation of foreign earnings. The Company does not expect these statements to have a material impact on its financial position, results of operations or liquidity.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payments”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25. Among other items, SFAS No. 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after December 15, 2005. The Company has not yet determined the model it will use to measure the fair value of awards of equity instruments to employees upon the adoption of SFAS No. 123R. The impact of SFAS No. 123R on the Company’s results of operations cannot be predicted at this time because it will depend on the number of equity awards granted in the future, as well as the model and assumptions used to value the awards.

NOTE 13 - SUBSEQUENT EVENTS

On July 11, 2005, the Company issued 427,000 restricted common shares at $3.07 per share for an aggregate of $1,311,000 in cash to two existing investors and one new investor.

On July 11, 2005, the Company executed a note in the amount of $614,000 to its chairman of the board of directors. The note bears interest at an annual rate of 5% and is payable in full on or before July 7, 2007. In connection with the issuance of this note, the Company issued a warrant to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share.

On August 2, 2005, the Company and Dial-Thru International completed the mediation of the dispute described above in Note 7, and reached a settlement whereby the Company paid Dial-Thru International $225,000 on August 9, 2005.

The Company hired a new Chief Financial Officer on May 31, 2005. The Company entered into an employment agreement with its Chief Financial Officer on August 18, 2005. The employment agreement expires on December 6, 2006, but may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the CFO terminates the agreement for good reason, the CFO is entitled to receive the greater of one year’s salary plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The CFO was granted an option to purchase 60,000 shares of common stock at the $3.30 market price per share on the date of grant, which was August 18, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to (i) projections of revenues, income or loss, earnings or loss per common share, capital expenditures, dividends, capital structure and other financial items, (ii) statements regarding our plans and objectives including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities, (iii) statements of future economic performance, and (iv) statements of assumptions underlying other statements. Readers are cautioned that the actual results could differ materially from the anticipated results as expressed in these forward-looking statements due to one or more of the following risk factors.

RISK FACTORS

You should carefully consider the risks described below, our annual and interim financial statements and the notes to those statements, before you purchase any of our securities.

The Securities and Exchange Commission (“SEC”) recently reviewed the Company’s 2004 Form 10-KSB/A filing.

We received a comment letter from the SEC on May 5, 2005 requesting clarification on several matters including the rationale for reporting revenue on a gross versus net basis for certain consigned inventory we sell. The Company has responded to the SEC and filed amended Forms 10-KSB/A and 10-Q/A for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. The Company received a response from the SEC on August 23, 2005 which stated the SEC Staff completed their review of the Company’s Form 10-KSB and related filings and did not, at that time, have any additional comments. There can be no assurance that the SEC will not have further comment at some point in the future, and require additional changes.

We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

From the date on which we became a C corporation in 1998 through June 30, 2005, we incurred cumulative losses of $(24,653,808). For the three-month periods ended June 30, 2005 and 2004, net losses were $(3,296,998) and $(882,939), respectively. For the six-month periods ended June 30, 2005 and 2004, net losses were $($4,878,586) and $(2,229,438), respectively. Unless we can significantly increase the number of terminals in use, we will continue to incur losses for the foreseeable future. Our working capital, which totaled $2,801,648 as of June 30, 2005, may not be sufficient to sustain us until we reach profitability.

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

On July 11, 2005, we raised $1,311,000 through the issuance of 427,000 shares of restricted common stock at $3.07 per share and the Company issued a note payable in the amount of $614,000 to our chairman of the board of directors. The note bears interest at an annual rate of 5% and is payable in full on or before July 7, 2007. In connection with the issuance of the note payable, the Company issued a warrant to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share to the chairman of the board of directors. We also have a guaranteed commitment for up to $1.5 million of additional debt or equity investment from our largest investor, if necessary. If we are unable to obtain additional financing on terms satisfactory to us when needed, our operations could be substantially curtailed and the price of our common stock could decline significantly.

Our margins have historically been low, which makes it difficult to achieve profitability.

We incurred negative margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, depreciation on terminals and software amortization costs of approximately (11.6)% in the second quarter 2005 and (1.1)% for the comparable period in 2004. For the six-month periods ended June 30, 2005 and 2004, we incurred negative margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, depreciation on terminals and software amortization costs of approximately (8.2)% in the first half of 2005 and (2.3)% for the comparable period in 2004.

Our contribution margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, and excluding depreciation on terminals and software amortization costs were approximately (8.4)% in the second quarter 2005 and 12.4% for the comparable period in 2004. For the six-month periods ended June 30, 2005 and 2004, our contribution margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, and excluding depreciation on terminals and capitalized software development costs amortization were approximately (4.3)% in the second quarter 2005 and 11.5% for the comparable period in 2004.

As a consequence, for us to be profitable to any meaningful extent, we must do one or more of the following:

•	increase the number of revenue generating terminals;
•	add new products with higher profit margins to our portfolio;
•	develop new revenue models; or
•	increase our revenue per terminal

In order to increase our revenue from our historical business, we must increase the number of terminals in use in addition to providing strategic products and services. In order to expand our product line, it is necessary to enter into new relationships with the suppliers of these products, build new sales channels or expand our existing channels, and develop processing applications to handle the new products.

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

Although we currently offer a variety of prepaid products, prepaid wireless products totaled 95.7% and 72.4% of revenues for the three months ended June 30, 2005 and 2004, respectively. The Company’s prepaid wireless products accounted for 94.4% and 72.2% of total revenues for the six months ended June 30, 2005 and 2004, respectively.  The market for prepaid wireless has experienced substantial growth in past years. Our revenues have grown as this market has developed and expanded in the United States. We cannot assure you that this market will continue to grow. If it does not and we do not develop new products, our rate of revenue growth could decline rapidly, resulting in higher net losses.

Most of our business is placed through a small number of brokers. The loss of any one of these accounts could reduce our revenues.

A small number of brokers account for a large percentage of our revenue. One aspect of our growth strategy is to increase the breadth of our account base. However, a high level of customer concentration could continue for the foreseeable future. For the three months ended June 30, 2005, our three largest customers accounted for approximately 29% of revenues and our top ten customers accounted for 49% of revenues, respectively. For the six months ended June 30, 2005, our three largest customers accounted for approximately 23% of revenues and our top ten customers accounted for 47% of revenues, respectively. We cannot assure you that the level of sales to these brokers will be sustained from year to year and there is a risk that these principal brokers may not continue to sell our products in the future. To the extent that any significant broker reduces its reliance on us, terminates its relationship with us, or defaults on payments, our revenues in the relevant fiscal period could decline substantially, which would result in increased net losses.

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

We depend on brokers and other intermediaries to distribute our point-of-sale terminals. Our relationships with these brokers are nonexclusive arrangements, which can be terminated at will. As a result, we cannot prevent them from selling competitive products or discontinuing their relationship with us.

We rely on independent brokers, distributors, wholesalers and other intermediaries to distribute our point-of-sale activation system to retail merchants. Currently, we distribute through approximately 95 brokers. Until now, our relationships with our brokers have generally been on a non-exclusive basis allowing them to reduce or cancel their business with us without penalty and with little or short notice. The prepaid products that we sell are widely available from a number of sources. We are not able to offer exclusive products to our brokers. Rather, we rely on the quality of our Qxpress system, superior customer service, and a wide variety of products and services to induce brokers to contract with us. If we do not continue to offer performance and service advantages, our brokers may not aggressively market our system to their retail networks or may terminate their relationship with us. We cannot assure you that we will continue to derive revenue, at current levels, or at all, from our existing brokers, or that we will be able to successfully establish relationships with new brokers.

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

Significant rapid growth could strain our internal resources, which could lead to reporting problems and delays in meeting important deadlines. If we do not upgrade our internal systems and controls we may not be able to manage this growth properly.

Any significant revenue growth will strain our existing financial and operating resources. For example, the accounting system we currently use is limited in its financial reporting and we may need to purchase new accounting software and to hire additional qualified people for our accounting department as we grow.

The Company is planning to upgrade its accounting systems in 2005. Expanding our operations will increase the demands on our senior management and our customer service departments. We will need to continually improve our management, operational, financial and other departments to manage our growth properly and to eliminate the material weaknesses that currently exist in our internal controls. Any failure to do so may lead to inefficiencies and/or redundancies and may impair our ability to provide accurate and timely information and reports to our stockholders.

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

As of June 30, 2005, there were approximately 320 stockholders of record and our average daily share volume for the three months ended June 30, 2005 was approximately 6,300 shares. The relatively low number of stockholders and trading volume may create significant volatility in our share price or other adverse market conditions that negatively affect stockholders.

Overview

The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes that are included herein.

Our business consists of the purchase and resale of prepaid telecommunication and other products through our proprietary electronic point-of-sale system, Qxpress. In the future, the Company also plans to use terminals from Ingenico, Lipman, and Hypercom for merchant processing. The key components of the Qxpress system include the Qxpress 200 terminals, our data center, Q Control software that runs the terminals and the data center, and the communication protocols that connect the terminals to the data center. The Qxpress system was introduced in September 2002. Prior to that date, we used third-party equipment and software. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and services to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and internationally.

Historically, revenues from international operations have accounted for less then 5% of annual revenues. In 2003, we began generating revenues from customers in Canada, France, the Bahamas and Australia. Given prepaid wireless is much more common and accepted in Europe, Asia and Latin America than it is in North America, we will continue to explore new international opportunities.

The Qxpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The Qxpress system can support the sale of a broad range of prepaid products in electronic format from a single terminal placed in convenience stores and other retail establishments. Using a Qxpress terminal, a retail merchant can sell wireless telephone time, traditional long distance service or other telephone products, add credit to a prepaid debit card, make electronic bill payment and sell other prepaid products. In general, the prepaid product is sold in the form of a personal identification number, or "PIN," that the customer can use to add time to a prepaid cellular handset, make long distance calls or add funds to a debit card by calling the provider of the product and providing the PIN. The consumer pays for the product by paying the retail establishment in which the terminal is located. The terminal records the transaction and sends the relevant information to our data center where it is processed and accounting and transaction records are generated. Revenue from these purchases is split among the retail merchant, the broker that placed the terminal with the retail merchant, the provider of the prepaid product and us.

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

During 2004, we announced that we modified our software to run on a VeriFone 3700 series terminal. This terminal is capable of providing both our prepaid application, which calls into our data center and functions much the same as our Qxpress 200 terminal, and standard debit/credit card processing through the merchant’s processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. While the VeriFone terminal does not offer as many options as our Qxpress terminal for selling prepaid products, it is an excellent solution for customers who prefer to have only one terminal in their retail establishment. In 2005, we plan to further expand the devices through which we distribute prepaid products, such as additional debit/credit terminal models. We believe that expanding the number and type of devices that can connect to our data center and sell our prepaid products will provide access to additional customers and increased revenues to us in the future.

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

	For the Three Months Ended June 30,		For the Three Months Ended June 30,
	2005		2004
	Amount	Percentage	Amount	Percentage
Wireless	$12,756,349	95.7%	$2,136,863	72.4%
Long Distance	181,904	1.4%	88,584	3.0%
Fees	177,755	1.3%	144,325	4.9%
Service Bureau	86,069	0.6%	111,865	3.8%
Debit Card	33,025	0.2%	27,967	0.9%
Bill Pay	14,949	0.1%	-	0.0%
Other	72,641	0.5%	441,333	15.0%
Total	$13,322,692	100.0%	$2,950,937	100.0%

	For the Six Months Ended June 30,		For the Six Months Ended June 30,
	2005		2004
	Amount	Percentage	Amount	Percentage
Wireless	$20,578,606	94.4%	$4,089,886	72.2%
Long Distance	253,585	1.2%	191,343	3.4%
Fees	268,740	1.2%	291,284	5.1%
Service Bureau	137,355	0.6%	268,862	4.7%
Debit Card	70,580	0.3%	88,107	1.6%
Terminal Sales	26,380	0.1%	1,700	0.0%
Bill Pay	14,949	0.1%	-	0.0%
Other	449,757	2.1%	736,989	13.0%
Total	$21,799,952	100.0%	$5,668,171	100.0%

Prepaid wireless continues to be our largest source of revenue. The prepaid wireless industry is projected to continue to grow and we anticipate that it will continue to be our largest revenue source. Our prepaid wireless products include many major national carriers and many smaller regional carriers. We frequently add new wireless products as the demand arises.

Long distance revenue continued to see growth in absolute dollar revenue but has been outpaced by the growth in prepaid wireless and has fallen as a percent of revenue for the three and six months ended June 30, 2005 and 2004.

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

We first began setting up service bureau customers in 2003. This revenue model is diminishing as a percent of total revenue, but provides higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues. We acquired our service bureau customer in Canada in July 2004, which contributed to the decline in service bureau revenues. Service bureau operations are a declining part of our business and for the three months ended June 30, 2005, this source of revenue decreased to 0.6% of total revenue from 3.8% for the three months ended June 30, 2004.

Prepaid debit card is a relatively new product for the prepaid industry and it represents a growing segment of our business. This product allows a user to load funds onto a stored value card that will then function the same as a typical debit card. We generate revenues by receiving a share of the load fee charged to the consumer. We currently offer two products that bear the MasterCard logo. We believe the convenience of a stored value card for the cash-based consumer and increased market awareness of this product will result in increased revenues to us in the future.

Bill Pay, or “Walk-in payment services”, is a new product category for the Company and represents a growing segment of our business. Q Comm receives a transaction fee for each walk-in bill payment processed through its system.  By offering walk-in bill pay services through our network, we provide retailers with a growing revenue source and a means of attracting more store traffic, repeat customers and increasing customer loyalty.

Other revenue includes wholesale products, home dial tone, prepaid internet and gift card.

Historically, our results of operations have been characterized by relatively high revenues but relatively low margins. Under our broker model, we book the entire value of the transaction as revenues. Our cost of goods sold includes the amount we pay for the product. Cost of goods sold does not include the fees and commissions we pay the broker and the retailer who participated in the sale. After subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model) and depreciation on terminals and amortization of capitalized software development costs, we incurred negative margins of approximately (11.6)% for the three months ended June 30, 2005 and (1.1)% for the comparable period in 2004. The contribution margin excluding depreciation on terminals and amortization of capitalized software development costs was approximately (8.4)% for the three months ended June 30, 2005 and 12.4% for the comparable period in 2004.

After subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model) and depreciation on terminals and amortization of capitalized software development costs, we incurred negative margins of approximately (8.2)% for the six months ended June 30, 2005 and (2.3)% for the comparable period in 2004. The contribution margin excluding depreciation on terminals and amortization of capitalized software development costs was approximately (4.3)% for the six months ended June 30, 2005 and 11.5% for the comparable period in 2004.

The change in margins is primarily driven by the increase in lower margin wireless products and lower fees. For the three months ended March 31, 2005, we recorded a $285,000 loss in deposit on handset inventory (increasing cost of goods sold by that amount), which reduced the margin by 2.1% and 1.3% for the three and six month period ended June 2005, respectively. In addition, because of these thin margins, a minor change in the price that we pay for products would have a substantial effect on our net income or loss if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

The resale of prepaid telecommunication products has historically been a commodity market with most price increases or decreases being passed through the distribution chain to the end user. However, the amount of margin available to each participant in the distribution chain can be affected by various factors, such as the service provided and risk assumed by the participant and the volume and payment terms on which the participant can purchase product. In those cases, we have purchased product from a reseller at a markup from the supplier price. We believe that, if our business expands there may be opportunities to increase margins in our historical business by purchasing a greater percentage of our product directly from the carrier and by purchasing in greater volume. However, the telecommunications business in general, and the wireless business in particular, are changing rapidly and it is not possible to anticipate potential changes that may occur in the distribution chain. There is no assurance that we will be successful in realizing these opportunities.

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

Operating Metrics

We monitor our business and measure performance in a number of ways. Several of these key measures are shown in the table below.

	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2005	2005	2004	2004	2004
Broker Model
Net terminal activations (1)	623	396	450	288	70
Terminals acquired (2)			200	-	-
Total activated terminals	3,342	2,721	2,325	1,675	1,387
Average activated terminals	3,031	2,523	1,734	1531	1,352

Average monthly net revenue per activated terminal (3)	46	33	22	24	22

(1)	A terminal is defined as activated when it generates its first revenue at a retail site.
(2)	In July 2004, we acquired our service bureau customer, Point de Vente.
(3)	Includes net revenues less cost of goods sold and commissions paid to brokers and retailers, and excludes depreciation and amortization allocable to cost of goods sold

The exact timing of earnings before interest, taxes, depreciation and amortization (EBITDA) break even depends on many items including how aggressively we add to our sales organization, which increases our short-term burn rate, our actual sales results, the pace of our growth and the relative numbers of in service broker terminals and service bureau terminals. Based on our current sales organization growth plans, we believe our cash flow break even point will likely be at approximately 7,000 broker units. There is no assurance that this break even point will be realized as forecasted given changes in economic and competitive factors.

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

Revenue recognition

We use two models to generate revenues: the broker model and the service bureau model. Under the broker model, which has been and continues to be the dominant alternative, we sell our prepaid products through third-party retail locations. Revenue is recognized at the time products are sold. Sales of products are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions are accounted for at "gross" since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) and Emerging Issues Task Force Issue No. 99-19 (EITF 99-19). In cases where the Company does not own the product sold and another entity retains such risk and reward of product ownership or where certain other requirements of SAB 104 or EITF 99-19 are not met, the Company records revenues on a "net" basis.

We use the service bureau model primarily with international customers and is a diminishing part of our business. In this model, the Company  licenses its  proprietary  software and sells its point-of-sale  terminals. The customer is responsible for operation of the system and providing services to its retail stores. The Company receives an ongoing transaction fee for all sales through the system, which is recorded on a "net" basis.

Cost of goods sold

Cost of goods sold consists primarily of the costs of the prepaid telecommunication and other miscellaneous products sold at retail and terminals sold to customers. The full cost of the product, as well as all direct costs associated with the sale of the product, is recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries, transaction processing fees paid to a third party, depreciation on terminals in use, and amortization expense on capitalized software. Those costs are recorded separately in operating expenses. For the three months ended June 30, 2005 and 2004 there was $429,156 and $398,344 of depreciation on terminals and amortization of capitalized software development costs, respectively, applicable to cost of goods sold.  For the six months ended June 30, 2005 and 2004 there was $866,982 and $781,159 of depreciation on terminals and amortization of capitalized software development costs, respectively, applicable to cost of goods sold. These amounts are included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

 In January 2005, a vendor sold or took possession of approximately 9,000 handsets without reimbursing the Company.  The Company expensed these missing handsets in the first quarter of 2005 and recorded a receivable from the vendor, against which it has provided a 100% reserve totaling $285,000 during the period ending March 31, 2005.  The Company is pursuing litigation against this vendor (see Part II, Item 1).

During the three months ending June 30, 2005, the Company completed a detailed analysis of the status of electronic PIN inventory and determined that factors occurring during the second quarter resulted in an inventory write-down of approximately $250,000 for the three months ending June 30, 2005. The Company is continuing to investigate whether this discrepancy is a result of deficiencies in the PIN control system or inadvertent deletion. Concurrent with its investigation, the Company is making changes to its software to ensure against future unauthorized or accidental PIN deletions.

   Software development costs

The Company capitalizes software development costs incurred to develop certain of the Company's products and services in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS No. 142, the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing this asset over its three-year estimated useful life.

Impairment of long-lived assets

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

The following table presents unaudited condensed consolidated statements of operations information, showing dollar and percentage changes from 2005 to 2004.

	For the Three Months Ended		Increase	For the Six Months Ended		Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2005	2004 (as restated)%		2005	2004 (as restated)%
Revenues	$13,322,692	$2,950,937	351.5%	$21,799,952	$5,668,171	284.6%
Expenses:
Cost of goods sold (exclusive of amount shown separately below, see(1))	12,107,343	1,622,821	646.1%	18,563,280	3,141,328	490.9%
Commissions and fees	2,335,209	963,640	142.3%	4,167,303	1,873,972	122.4%
Selling expenses	232,626	156,751	48.4%	459,991	299,448	53.6%
General and administrative expenses	1,457,948	642,987	126.7%	2,504,206	1,425,626	75.7%
Depreciation and amortization	468,713	417,559	12.3%	952,248	816,750	16.6%

Total expenses	16,601,839	3,803,758	336.5%	26,647,028	7,557,124	252.6%

Loss from operations	(3,279,147)	(852,821)	284.5%	(4,847,076)	(1,888,953)	156.6%
Total other expense - net	(17,851)	(30,118)	-40.7%	(31,510)	(340,485)	-90.7%

Net loss	(3,296,998)	(882,939)	273.4%	(4,878,586)	(2,229,438)	118.8%

(1)
Excludes $429,156 and $398,344 of depreciation on terminals and amortization of capitalized software development costs applicable to cost of goods sold for the three months ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, depreciation on terminals and amortization of capitalized software development costs applicable to cost of goods sold totaled $866,982 and $781,159, respectively.

Three and six months ended June 30, 2005 compared to three and six months ended June 30, 2004

Revenues. Our revenues increase for the three and six months ended June 30, 2005, over the comparable periods of 2004 was driven by an increased number of terminals in the field. Most revenue categories experienced increases between periods, with the largest increases coming from wireless ($10.3 million and $16.5 million, respectively). We expect the following factors to positively impact revenues in 2005: i) our installed base of terminals at the beginning of 2005, many of which have been recently installed and therefore only marginally contributed to revenues in the first quarter of 2005; ii) the advantages we are able to offer the market with our proprietary system as previously described; iii) the addition of new means of product distribution, such as debit/credit card terminals and PC-based delivery of product; iv) the addition of new products to our library, such as gift/loyalty cards and bill pay; and v) the continued growth of the prepaid wireless market. There is no assurance that these factors will positively affect revenues in 2005.

Cost of goods sold. The table below outlines our cost of goods sold as presented (1) with the inclusion of terminal depreciation expense and capitalized software development costs amortization expense and (2) with the exclusion of these same expenses.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
Cost of goods sold as a percent of revenue:	2005	2004	2005	2004
Including terminal depreciation capitalized software development costs and amortization	94.1%	68.5%	89.1%	69.2%
Excluding terminal depreciation capitalized software development costs and amortization	90.9%	55.0%	85.2%	55.4%

The increase in cost of goods sold as a percentage of revenues, from 2005 over 2004 was a result of, i) an increase in the mix of lower margin wireless products; ii) $1,266,704 in terminal impairment and fixed asset write-down charges incurred during the period ending June 30, 2005, iii) a $280,005 charges incurred in the period ending March 31, 2005 for 9,000 handsets a vendor took possession of or sold and did not reimburse the company iv) A PIN inventory write-down of approximately $250,000 incurred for period ended June 30, 2005 and v) lower fees.  In the future, we expect our cost of goods sold will fluctuate as a percentage of revenue as changes occur in our product mix, level of fees charged and discount rates offered by carriers.

Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees as a percentage of revenue for the three months ended June 30, 2005 and June 30, 2004 was 17.5% and 32.7%, respectively. Commissions and fees as a percentage of revenue for the six months ended June 30, 2005 and 2004 was 19.1% and 33.1%, respectively. This percentage decrease was a result of a shift in product mix toward lower margin wireless products and correspondingly lower commission payments to brokers. Our contracts with brokers generally protect us from any price decreases from carriers. Historically, a component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. Since we were able to transfer all remaining customers to our new Qxpress system during 2004, the Company had no LDC transactions fees for the three and six months ended June 30, 2005.

Selling. Selling expenses for the three and six months ended June 30, 2005 increased by $75,875 and $160,543, respectively, over the same periods ended June 30, 2004. Components of this increase are increased expenses for base salaries, commissions and benefits of approximately of $50,000 and $110,000 for the three and six-month periods ended June 30, 2005, respectively. The increases resulted from adding six additional sales and marketing personnel. Advertising expenses increased approximately $11,000 and $24,000 for the three and six-month periods ended June 30, 2005, respectively. We may continue to experience increases in selling costs from additional sales staff and increased advertising and marketing program expenses in 2005.

General and administrative. General and administrative expenses increased $814,961 during the three months ended June 30, 2005, over the comparable period ended June 30, 2004, but decreased as a percentage of revenue. This absolute dollar increase is due to $175,000 in settlement costs related to the Dial-Thru International litigation (see Note 7 - Litigation and contingencies), approximately $188,000 in incremental payroll and benefit costs, approximately $160,000 in bad debt expense, approximately $100,000 in incremental accounting and other related professional fees, approximately $63,000 in incremental bonus expenses, approximately $45,000 in incremental legal fees, and approximately $83,000 in incremental director and officer insurance expense, stock offering expenses, contract labor, rent, travel and other expenses.

General and administrative expenses increased $1,078,580 during the six months ended June 30, 2005, over the comparable period ended June 30, 2004, but decreased as a percentage of revenue. The absolute dollar increase is due to an increase of approximately $388,000 in incremental payroll and benefit costs, $175,000 in settlement costs related to the Dial-Thru litigation (see Note 7 - Litigation and contingencies), approximately $206,000 in incremental professional and accounting fees, approximately $100,000 in bad debt expense, approximately $63,000 in incremental bonus expenses, approximately $55,000 in incremental legal fees, and approximately $91,000 in directors and officer insurance expense, board fees, stock offering expense, contract labor, rent, and other expenses.

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

Depreciation and amortization. Depreciation and amortization expense for the three months ended June 30, 2005 increased by approximately $51,000 over the comparable period in 2004. Depreciation and amortization expense for the six months ended June 30, 2005 increased by approximately $135,000 over the comparable period in 2004.This increase of these periods is attributable primarily to higher amortization of capitalized software development costs and to higher depreciation expense from an increased number of terminals in service. As we continue to amortize capitalized software development costs and we increase the number of terminals in service, we expect depreciation and amortization expense to increase.

Total other expense - net. Other income and expense consists primarily of interest income and expense, and loss on disposal of property and equipment. Net other expense for the three months ended June 30, 2005 and 2004 was approximately $17,000 and $30,000, respectively. This decrease represents reduced losses on disposal of property and equipment offset, in part, by increased interest expense. Total other income and expense for the six months ended June 30, 2005 decreased approximately $308,000 over the comparable period in 2004. This decrease is attributable primarily to a reduction in interest expense related to a note issued and debentures sold in 2003.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through cash flows from operating activities, proceeds from the sale of common stock, proceeds from short-term borrowings, and proceeds from the sale of convertible debentures and notes.

As of June 30, 2005, we had working capital of approximately $2,801,648 and a current ratio of 2.4 to 1.

As of June 30, 2005, we own approximately 9,100 Qxpress terminals available for placement (including new terminals held by brokers). This inventory will provide us the means to grow substantially in the remainder of 2005 without the associated capital costs. We anticipate that our inventory of PINs, which was $1,464,000 as of June 30, 2005, will grow as our business expands. Due to the short order time required for these products, we are able to keep our inventory in the range of 13 days’ sales. Our future capital requirements will depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital. The capital requirements of our service bureau model, which has diminished as a percentage of our total business, are substantially less.

On June 16, 2005, we sold 427,000 shares of restricted common stock at $3.07 per share through a private placement. On July 7, 2005, we issued a note in the amount of $614,000 to our chairman of the board of directors. The note bears interest at an annual rate of 5% and is payable in full on or before July 7, 2007. In connection with the issuance of the note payable, the Company issued a warrant to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share. We expect to raise additional funds in 2005, through the sale of equity, debt or convertible securities. We have a guaranteed commitment for up to $1,500,000 in additional funding from our largest investor if additional cash is required. We will continue to monitor capital requirements and we anticipate that we will require additional working capital to support growth during 2005.

Item 4. Controls and Procedures

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

In connection with the completion of its audit of, and the issuance of its report on, our consolidated financial statements for the year ended December 31, 2004, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "significant deficiencies” and “material weaknesses." The Public Company Accounting Oversight Board (“PCAOB”) has defined “significant deficiency”“as a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with U.S. generally accepted accounting principles such that there is more than a remote likelihood that the misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be detected.”  The PCAOB has defined a “material weakness” as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected."

The sigificant deficiencies and material weakness in our internal controls relate to lack of segregation of incompatible duties, lack of timely reconciliation of general ledger accounts (including cash), lack of controls over inventory (including the potential for employees to purposefully or inadvertently delete PIN’s without authorization or systems control), inadequate monitoring of accounting for acquisitions, and inadequate review and accounting for impairment of intangible assets.  Additionally, there were significant deficiencies and material weaknesses in our internal control over the preparation of certain disclosures in the footnotes to the financial statements, including those related to the stock option disclosures required by SFAS No. 148 and income tax disclosures required by SFAS No. 109.  Subsequently, restatements were required as a result of improprieties and unauthorized transactions undertaken by the Company’s former CFO, which were not detected because of these material weaknesses. We have disclosed these significant deficiencies and material weaknesses to the Audit Committee of our Board of Directors.

We are in the process of improving our internal controls in an effort to remediate these significant deficiencies and material weaknesses through the hiring of additional accounting staff and on July 5, 2005 we hired a new Controller. In addition we are in the process of improving our internal controls through improved supervision and training of our accounting staff.  Additional effort is needed to fully remedy these significant deficiencies and material weaknesses and we are continuing our efforts to improve and strengthen our internal controls over financial reporting.  Our management and Audit Committee will continue to work with our outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

During 2004, the Company’s former CFO entered into a transaction without authorization and acted to hide the transaction from the Company’s CEO and other members of management, the Board of Directors, and the Company’s auditors by knowingly making false statements and intentionally altering documents.  This transaction included using Company funds to make a $1,525,000 deposit with a third-party vendor for 30,000 Nokia 3300 handsets.  Company records were falsified to present $925,000 of this deposit as cash.  The remaining $600,000 was reserved for at December 31, 2004, as the Company believed that it would not be recovered.  The consolidated balance sheet at December 31, 2004 has been restated to reclassify $925,000 of cash as a deposit on handsets.  Only 20,650 of the handsets were actually received by the Company and the corresponding loss of $600,000 has been reclassified from General and Administrative Expense to Cost of Goods Sold in the restated consolidated financial statements.

 With respect to this unauthorized transaction, the $1,525,000 deposit was never repaid.  On July 1, 2005, the Company formally took ownership of the 20,650 handsets.  Also subsequent to December 31, 2004, the vendor to whom the deposit was made sold or took possession of approximately 9,000 of the handsets without reimbursing the Company.  The Company is taking legal action to recover the value of these handsets and all losses sustained by the Company in this transaction.  There can be no assurance the Company will successfully recover these losses from either the vendor or the former CFO.  Subsequent to taking possession of the handsets, the Company has sold 12,950 handsets at $31 per headset and has firm commitments to sell the remaining 7,700 handsets at $31 per headset by September, 2005. No additional losses are expected from this transaction.  The Company’s Audit Committee hired a forensic investigator to inquire into all of these matters and believes a thorough and complete investigation has been undertaken.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2005 the Company made several changes to it internal controls including tightening restrictions on access to the Company’s proprietary Q Control systems. The Company is in the process of implementing enhanced internal controls with respect to its accounting for and monitoring of its PIN inventory. In particular, the Company is in the process of modifying the Company’s PIN management software to preclude the accidental deletion of PINs. The Company has further restricted employee access to the PIN control software. In the future, the Company intends to implement additional process improvements and software upgrades that will further strengthen controls and management of PIN inventory.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2005, we are not a party to any legal proceedings, except as set forth below.

On January 23, 2004, Dial-Thru International filed a complaint against the Company claiming that the Company had breached an Asset Purchase Agreement dated October 31, 2000. Dial-Thru International asserted that the Company owed $4,000,000 in consideration for assets purchased and earn-out fees for referral services. In February 2004, the Company filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting the Company’s motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, the plaintiff filed substantially the same suit against the Company in the United States District Court in the State of Utah. On August 2, 2005, the parties completed mediation of the dispute and reached a settlement whereby the Company paid Dial-Thru International $225,000 on August 9, 2005.

In March 2005, the Company filed an action against a PIN provider, The Phone Store of Missouri, LLC and its principal, Kevin Montgomery, to seek repayment of funds paid for PINs that were not viable. An Amended Complaint in the action was recently filed to incorporate additional claims relating to telephone handsets that were purchased but not delivered. The Company is seeking to recover a minimum of $1,525,000 from The Phone Store and Mr. Montgomery. However, there is no assurance of repayment, and management has recorded an allowance against the full amount of the receivable in the fourth quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (2)
4.2	Form of warrant agreement, including form of warrant (2)
4.3	Form of unit certificate (2)
4.4	Form of representative's warrant (2)
10.1	2000 Stock Option Plan (2)
10.2	2003 Stock Option Plan (2)
10.3	Securities Purchase Agreement, dated February 10, 2003 (2)
10.4	Form of 12% Secured Convertible Debentures due March 31, 2004 (2)
10.5	Form of Stock Purchase Warrant (2)
10.6	Form of Lock-Up Agreement executed by all officers, directors and 5% shareholders (2)
10.7	Form of Lock-Up Agreements for 12% Secured Convertible Debenture holders (2)
10.8	Employment Agreement between Q Comm International, Inc. and Paul C. Hickey (2)
10.9	Employment Agreement between Q Comm International, Inc. and Terry D. Kramer (3)
10.10	Employment Agreement between Q Comm International, Inc. and Michael K. Openshaw (3)
10.11	Employment Agreement between Q Comm International, Inc. and Michael D. Keough (4)
10.12	Employment Agreement between Q Comm International, Inc. and Mark W. Robinson*
10.13	Securities Purchase Agreement, dated May 20, 2003 (2)
10.14	Form of 12% Unsecured Promissory Note, due August 31, 2004, dated May 20, 2003 (2)
10.15	Form of Stock Purchase Warrant, dated May 20, 2003 (2)
10.16	Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and Hargray Wireless (2)
10.17	Agreement between Q Comm International, Inc. and PreCash Corporation (2)
10.18	WGR Ltd. Agreement (2)
10.19	Marceco Ltd. Agreement (2)
10.20	Success Concepts Enterprises Inc. Agreement (2)
10.21	510 East Technology Avenue Lease (3)
10.21#	Agreement between Q Comm International, Inc. and Cricket Communications, Inc.
14	Code of Ethics (2)
21	Subsidiary schedule (3)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
_____________________________________
* Included as an exhibit herein.

(1)	Previously filed on February 24, 2000, as an exhibit to Form 10-SB, and on March 20, 2000, as an exhibit in the Company's Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-104232) and incorporated herein by reference.
(3)	Previously filed as an exhibit to Form 10-KSB on March 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Form 10-KSB on April 12, 2005 and incorporated herein by reference.
#
Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain portions of this exhibit under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

On May 16, 2005, the Company filed a Current Report on Form 8-K under Item 1.01 regarding the execution of an Amended and Restated Employment Agreement with the Company’s President and CEO, Michael D. Keough.

On May 24, 2005, the Company filed a Current Report on Form 8-K under Item 2.02 to report its issuance of a press release relating to the preliminary financial statements for the first quarter of 2005.

On May 25, 2005, the Company filed a Current Report on Form 8-K under Item 3.01 to report the Company’s receipt of a notice from the staff of the American Stock Exchange that the Company had failed to timely file its Form 10-Q for the quarter ending March 31, 2005.

On May 31, 2005, the Company filed a Current Report on Form 8-K under Item 5.02 regarding the resignation of Michael Openshaw from his positions as Chief Financial Officer, Treasurer and Secretary of the Company and the hiring of Mark W. Robinson to assume those roles with the Company.

On June 22, 2005, the Company filed a Current Report on Form 8-K under Item 4.02 regarding the Company’s change in its revenue recognition policy and certain unauthorized actions of its ex-CFO.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q Comm International, Inc.

By:	/s/ Mark W. Robinson

Mark W. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	August 26, 2005