Form 10-Q
period 2005-09-30
Q COMM INTERNATIONAL INC
filed 2005-11-15
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 14, 2005, 5,914,794 shares of the issuer’s common stock were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	|___|	No	| X |

Q COMM INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

September 30, 2005

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004 (as restated)
ASSETS
Current Assets:
Cash	$1,310,434	$773,052
Trade accounts receivable, net	1,227,133	895,388
Other receivables, net	-	61,434
Inventory, net	1,163,129	1,081,637
Deposit on handsets, net	-	925,000
Prepaid expenses	14,780	156,375

Total Current Assets	3,715,476	3,892,886

Property and Equipment, net	3,245,776	4,382,953

Other Assets:
Restricted cash	535,987	510,692
Capitalized software development costs, net	481,477	1,052,344
Goodwill	144,580	144,580
Deposits	146,982	149,719
Definite-lived intangible assets, net	110,664	166,667

Total Other Assets	1,419,690	2,024,002

Total Assets	$8,380,942	$10,299,841

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$785,570	$1,525,634
Accrued expenses	406,767	281,302
Capital lease obligations - current portion	494,130	490,374

Total Current Liabilities	1,686,467	2,297,310

Long Term Liabilities:
Note payable - related party, net of unamortized discounts of $513,447, and $0, respectively	100,553	-
Capital lease obligations, net of current portion	11,820	382,745

Total Long Term Liabilities	112,373	382,745

Total Liabilities	1,798,840	2,680,055

Commitments and Contingencies (Notes 6, 7, 11, and 13)

Stockholders' Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 5,914,794 shares and 4,859,044 shares outstanding, respectively	5,915	4,859
Additional paid-in capital	32,322,376	27,333,779
Accumulated deficit	(25,773,341)	(19,775,223)
Accumulated other comprehensive income	37,920	67,139
Stock subscription receivable	(10,768)	(10,768)

Total Stockholders' Equity	6,582,102	7,619,786

Total Liabilities and Stockholders' Equity	$8,380,942	$10,299,841

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004 (as restated)	2005	2004 (as restated)
Revenues	$12,782,094	$4,684,257	$34,582,047	$10,352,428

Operating Expenses:
Cost of goods sold (exclusive of items shown separately below (1))	10,571,166	3,014,659	29,134,446	6,155,987
Commissions and fees	1,565,298	1,219,646	5,732,602	3,093,619
Selling	197,027	228,272	657,018	527,720
General and administrative	1,018,353	652,055	3,522,559	2,077,681
Depreciation and amortization	458,908	455,036	1,411,156	1,271,785
Total Operating Expenses	13,810,752	5,569,668	40,457,781	13,126,792

Loss from Operations	(1,028,658)	(885,411)	(5,875,734)	(2,774,364)

Other Income Expense:
Interest income	2,777	10,343	13,702	27,328
Interest and other expense	(25,100)	(15,519)	(67,565)	(349,943)
Interest expense - related party Loss on disposal of property and equipment	(68,552) -	- -	(68,522 -)	- (23,046)
Total Other Expense, net	(90,875)	(5,176)	(122,385)	(345,661)

Net Loss	$(1,119,533)	$(890,587)	$(5,998,119)	$(3,120,025)

Basic and Diluted Loss per Common Share	$(.19)	$(.19)	$(1.10)	$(.74)

Basic and Diluted Weighted Average Common Shares Outstanding	5,914,794	4,622,672	5,450,703	4,204,391

Comprehensive Loss:
Net loss	$(1,119,533)	$(890,587)	$(5,998,119)	$(3,120,025)
Foreign currency translation adjustment	10,243	23,033	37,920	23,033

Comprehensive Loss	$(1,109,290)	$(867,554)	$(5,960,199)	$(3,096,992)

(1)
Excludes $412,358 and $420,988 of depreciation on terminals and amortization of capitalized software development costs applicable to cost of goods sold for the three months ended September 30, 2005 and September 30, 2004, respectively.  Excludes $1,279,340 and $1,202,157 of depreciation on terminals and amortization of capitalized software development costs applicable to cost of goods sold for the nine months ended September 30, 2005 and September 30, 2004, respectively.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2005	2004 (as restated)
Cash Flows from Operating Activities:
Net loss	$(5,998,119)	$(3,120,025)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss on disposal of property and equipment	6,444	23,046
Provision for doubtful accounts	103,847	30,000
Depreciation and amortization	1,411,156	1,271,786
Amortization of discount on related party note	100,553	-
Handset inventory adjustment	925,000	-
Impairment and write-off of terminals	1,266,704	-
Amortization of discount on debentures and notes	-	300,947
Recognition of unearned revenue	-	(80,000)
Loss from PIN and handset inventory adjustments	18,454	-
Change in assets and liabilities:
Receivables	(374,160)	(548,487)
Inventory	(99,946)	(1,174,588)
Deposit on handsets	-	-
Prepaid expenses	141,595	(19,220)
Other assets	2,739	(65,265)
Accounts payable	(740,064)	72,465
Accrued expenses	125,465	105,679
Contingent liabilities	-	(70,000)

Net Cash Used by Operating Activities	(3,110,332)	(3,273,662)

Cash Flows from Investing Activities:
Changes in restricted cash	(25,295)	1,450,583
Purchase of property and equipment	(847,689)	(1,578,767)
Proceeds from note receivable	-	150,000
Proceeds from the sale of property and equipment	-	55,680
Increase in long-term investments	-	(195,256)
Capitalized software development costs	(128,571)	(322,124)
Purchase of intangible assets	56,003	-

Net Cash (Used in) Provided by Investing Activities	(945,552)	439,884

Cash Flows from Financing Activities:
Issuance of common stock	4,375,653	3,000,000

Cash received from subscription receivable	-	37,689
Proceeds from issuance of related party notes payable	614,000	-
Payment of stock offering cost	-	(10,425)
Payments on related party notes payable	-	(49,328)
Payments on convertible notes payable	-	(1,230,000)
Principal payments on capital lease obligations	(367,169)	(23,887)

Net Cash Provided by (Used in) Financing Activities	4,422,484	1,724,049

Net Increase (Decrease) in Cash	566,600	(1,989,497)

Effect of Foreign Exchange Rates on Cash	(29,219)	23,033

Cash, Beginning of Period	773,052	5,524,774

Cash, End of Period	$1,310,433	$3,558,310

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$(67,534)	$164,101
Income taxes	-	200
Supplemental Schedule of Non cash Financing Activities:
Discount to notes payable-related party as a result of issuing warrants	$513,447	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - The Company's business involves purchasing and reselling prepaid telecommunication and other products through a proprietary electronic point-of-sale activation system known as Qxpress. The Company provides its products to end users throughout the United States, Canada, France, and the Bahamas. The Company is headquartered in Orem, Utah. In July 2004, the Company acquired Point de Vente (PDV), a company located in Quebec, Canada, through the acquisition of 100% of its stock. Approximately 93% of the Company’s revenues are generated in the United States.

Restatement of 2004 Financial Information - The Company has restated the accompanying nine month periods ended September 30, 2004, for the following reasons: (1) to bring revenue recognition accounting related to the sale of consigned personal identification numbers (PINs) into conformity with Emerging Issues Task Force Issue No. 99-19, (2) to separately identify the amounts of terminal depreciation and capitalized software development costs amortization that related to “Cost of Goods Sold” in the statements of operations and comprehensive loss, and (3) to correct various balance sheet accounts as a result of the facts described in the Company’s Form 8-K filed on September 22, 2005.

The Company has restated its 2004 periods to recognize revenue for all consigned PIN-based products from a “gross” to a “net” basis in accordance with SAB No. 104, “Revenue Recognition in Financial Statements,” and Emerging Issues Task Force Issue No. 99-19. As a result, revenue was reduced by $6,294,679 from $10,978,936 to $4,684,257 for the three months ended September 30, 2004 and revenue was reduced by $17,984,796 from $28,337,224 to $10,352,428 for the nine months ended September 30, 2004. These reductions in reported revenues had no impact on the Company’s net loss, net loss per common share, or shareholders’ equity in the periods presented because there was a corresponding reduction in expenses as reflected in the captions “Cost of Goods Sold” and “Commissions and Fees” for the same periods.

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

During 2004, the Company’s former CFO entered into a transaction without authorization and acted to hide the transaction from the Company’s CEO and other members of management, the Board of Directors, and the Company’s auditors by knowingly making false statements and intentionally altering documents. This transaction included using Company funds to make a $1,525,000 deposit with a third-party vendor for the purchase of 30,000 Nokia 3300 handsets. Company records were falsified to present $925,000 of this deposit as cash and $600,000 as a receivable. The $600,000 receivable was reserved for at year-end 2004, as the Company believed that it would not be recovered. The consolidated balance sheet at December 31, 2004 has been restated to reclassify $925,000 of cash as a deposit to the vendor. Only 20,650 of the handsets were actually received by the Company and the corresponding loss of $600,000 has been reclassified from General and Administrative Expense to Cost of Goods Sold in the restated consolidated financial statements for the year ended December 31, 2004.
With respect to this unauthorized transaction, the $1,525,000 deposit was never repaid. On July 1, 2005, the Company formally took ownership of the 20,650 handsets. During the first quarter of 2005, the vendor to whom the deposit was made sold or took possession of approximately 9,000 of the handsets without reimbursing the Company. The Company is taking legal action to recover the value of these handsets and all losses sustained by the Company in this transaction. There can be no assurance the Company will successfully recover these losses from either the vendor or the former CFO. Subsequent to taking possession of the handsets, the Company has sold all 20,640 handsets for $31 per headset. No additional losses are expected from this transaction. The Company’s Audit Committee, after consultation with legal counsel, hired a forensic investigator to inquire into all of these matters. The Company’s Audit Committee believes a thorough and complete investigation has been undertaken.

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

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	As Previously Reported March 31, 2005	Restated March 31, 2005	As Previously Reported March 31, 2004	Restated March 31, 2004	As Previously Reported December 31, 2004	Restated December 31, 2004
Total Assets	$10,305,224	$10,020,219	N/A	N/A	$10,288,841	$10,288,841
Revenues	$15,303,892	$8,477,260	$8,487,830	$2,717,234	$40,801,841	$16,576,323
Net Loss	($1,296,583)	($1,581,588)	($1,346,499)	($1,346,499)	($6,832,808)	($6,832,808)
Net Loss Per Common Share	$(.26)	$(.32)	$(.34)	$(.34)	$(1.51)	$(2.12)

Unaudited Condensed Consolidated Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows as of the balance sheet dates, and for the three and nine month periods presented, have been made. The results of operations for the periods ending September 30, 2005 are not necessarily indicative of the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's December 31, 2004 Form 10-KSB/A.

Consolidation - The consolidated financial statements include the accounts of Q Comm International, Inc. and its wholly owned subsidiaries, Q Comm, Inc. and PDV. All intercompany balances and transactions have been eliminated in the consolidation.

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

Receivables - Accounts receivable consist of trade receivables arising in the normal course of business.  As of September 30, 2005 and December 31, 2004, the Company established an allowance for doubtful accounts of approximately $432,178 and $317,000, respectively, which reflects the Company's best estimate of probable losses for uncollectible accounts. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence.

Inventory - Inventory consists of prepaid  telecommunication  products sold by the  Company  and is carried at the lower of cost or market  value using the  first-in,  first-out  method.  Inventory is carried net of an allowance for obsolescence of $361,781 and $377,000 as of September 30, 2005 and December 31, 2004, respectively.

Depreciation - Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets of three to five years.

Deposit on Handsets - Deposits on handsets consist of advanced payments made for Nokia 3300 handsets.

Accrued Expenses - Accrued expenses totaled $406,767 and consist of payroll, bonus, commission, and vacation liabilities as of September 30, 2005.

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

Capitalized Software Develop Assets -The Company capitalizes software development costs incurred to develop certain of the Company's products and services in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS No. 142, the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing this asset over its three-year estimated useful life.

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

Cost of Goods Sold - Cost of goods sold consists primarily of the costs of the prepaid telecommunication and other miscellaneous products sold at retail, terminals and handsets sold to customers. The full cost of the product, as well as all direct costs associated with the sale of the product, is recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries, transaction processing fees paid to a third party, depreciation on terminals in use, and amortization expense on capitalized software development costs. Those costs are recorded separately in operating expenses. For the three months ended September 30, 2005 and 2004 there was $412,358 and $420,988 of depreciation on terminals and amortization of capitalized software development costs, respectively, applicable to cost of goods sold.  For the nine months ended September 30, 2005 and 2004 there was $1,279,340 and $1,202,157 of depreciation on terminals and amortization of capitalized software development costs, respectively, applicable to cost of goods sold. These amounts are included in depreciation and amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Loss Per Common Share - The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share," which requires the Company to present basic earnings per common share and dilutive earnings per common share when the effect of options/warrants and convertible notes is dilutive. Because the Company incurred losses for the periods presented in the accompanying consolidated financial statements, the effect of options/warrants and convertible notes totaling 2,824,993 and 2,399,160 equivalent common shares for the three and nine months ended September 30, 2005 and 2004, respectively, has been excluded from the net loss per common share computation since its impact would be anti-dilutive.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach for accounting for income taxes. The Company had available as of September 30, 2005, net operating loss carry forwards of approximately $22,600,000, which may be applied against future taxable income, if any, and which expire in various years through 2024.

Restricted Cash - Restricted cash of $535,987 as of September 30, 2005 and $510,692 as of December 31, 2004, is maintained to support letters of credit covering capital lease arrangements and to secure a bank account used for processing automated clearinghouse transactions. In order to secure the bank account, the Company must maintain a balance of 2% of the previous month’s total transactions processed through the account, which balance amounted to $94,495 and $71,232 as of September 30, 2005 and December 31, 2004, respectively.

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

The Company stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 9. The Company accounts for grants to employees and directors under its stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has granted options under its 2000, 2003, and 2004 defined stock options plans. The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for grants of options to employees and directors in the accompanying statements of operations and comprehensive loss. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 and 2004 consistent with the provisions of SFAS No. 123, the Company's net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below:

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2005	2004 (as restated)	2005	2004 (as restated)
Net loss, as reported	$(1,119,533)	$(890,587)	$(5,998,119)		$(3,120,025)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	-	-	-		-
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(443,558)	(352,462)	(793,889)		(869,579)

Pro forma net loss	$(1,563,091)	$(1,243,049)	$(6,792,008)		$(3,989,604)

Basic and diluted net loss per common share, as reported	$(.19)	$(.19)	$(1.10)		$(.74)
Pro forma basic and diluted net loss per common share	$(.26)	$(.27)	$(1.25)	$	(94)

Basic and Diluted Weighted Average Common Shares Outstanding	5,914,794	4,622,672	5,450,703		4,204,391

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

RECENTLY ENACTED ACCOUNTING STANDARDS - The Emerging Issues Task Force has issued EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This Issuance addresses the meaning of other-than-temporary impairment and its application to debt and equity securities. The Company does not expect this statement to have a material impact on its financial position, results of operations or liquidity.

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

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	September 30,	December 31,
	2005	2004

Point of sale terminals and related items - in service	$3,008,294	$2,987,184
Office and computer equipment	413,668	341,140

Total cost of depreciable equipment	3,421,962	3,328,324
Accumulated depreciation and amortization	(1,569,496)	(1,280,770)

Property and equipment in service, net	1,852,466	2,047,554
Point of sale terminals and related items - not placed in service	1,393,310	2,054,643
Parts deposits held by manufacturers	-	280,756

Total	$3,245,776	$4,382,953

Point of sale terminals held by the Company in property and equipment will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating terminals it owns at the time they are shipped to the broker or retailer. Depreciation expense for the three months ended September 30, 2005 and 2004 was $199,943 and $203,734, respectively, and for the nine months ended September 30, 2005 and 2004 was $412,358 and $420,998, respectively. During the three months ended June 30, 2005, the Company determined that certain terminals were not likely to be used in the future due to obsolescence. Based on the Company’s analysis, the Company recorded a terminal impairment and fixed asset write-down charge of $1,266,704 to reduce these terminals to their estimated net realizable value. This impairment charge is included in cost of goods sold in the accompanying 2005 condensed consolidated statements of operations and comprehensive loss.

 NOTE 3 - GOODWILL AND DEFINITE-LIVED INTANGIBLE ASSETS

Goodwill consisted of the following as of both September 30, 2005 and December 31, 2004:

Goodwill related to acquisition in 2000	$224,561
Less accumulated amortization recorded prior to adoption of SFAS No. 142	(79,981)
Net goodwill	$144,580

In accordance with SFAS No. 142, goodwill is no longer amortized.

The Company purchased approximately 300 customer accounts in August 2004 for $200,000, which purchase price was subsequently increased to $206,494 during 2005 based on meeting specified earn-out provisions set forth in the agreement with the seller. The cost of the accounts acquired is categorized as a definite-lived intangible asset and is being amortized over two years using the straight-line method. Information related to purchased intangible assets as of September 30, 2005 and December 31, 2004 is as follows:

	September 30, 2005	December 31, 2004
Purchase price of customer accounts	$206,494	$200,000
Less accumulated amortization	(95,830)	(33,333)
Net intangible assets	$110,664	$166,667

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Information related to capitalized software development costs as of September 30, 2005 and December 31, 2004 is as follows:

	As of September 30, 2005	As of December 31, 2004
Capitalized software development costs, beginning of period	$2,548,986	$2,262,249
Additional costs capitalized during the nine month and one year period, respectively	66,074	286,737
Capitalized software development costs, end of period	2,615,060	2,548,986
Accumulated amortization	(2,133,583)	(1,496,642)
Capitalized software development costs, net	$481,477	$1,052,344

Included within capitalized software development costs as of September 30, 2005 is approximately $1,100,000 paid to third-party software development companies and other outside entities. The remaining costs are internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000 recorded during the time the project was under development.

The Company regularly tests capitalized software development costs for impairment in accordance with SFAS No. 142. The Company uses the estimated future undiscounted cash flows related to its capitalized software development costs and as of the dates presented has determined that these costs were not impaired. The Company amortizes capitalized software development costs over a three-year period. During the three months ended September 30, 2005 and 2004, the Company recorded amortization expense of $212,415 and $217,264, respectively, and for the nine months ended September 30, 2005 and 2004, the Company recorded amortization expense of $636,940 and $651,792, respectively.

NOTE 5 - NOTE PAYABLE RELATED PARTY

In June 2005, the Company received $614,000 in cash from the Company’s chairman of the board of directors and entered in to a written agreement dated July 11, 2005, setting forth the terms of the debt financing. This debt arrangement is evidenced by a note bearing interest at an annual rate of 5% and is payable in full on or before July 7, 2007. The note called for the company to issue to the chairman of the board of directors, a warrant to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share. The $582,000 fair value of the warrant was recorded as a discount against the note. For the three months ended September 30, 2005 the Company recorded related party interest expense of $78,715 on the note which includes $68,552 related to the amortization of the discount and $10,127 in accrued interest expense.

NOTE 6 - LEASE OBLIGATIONS

Certain computer equipment and point of sale terminals are leased under capital lease arrangements and are presented in the accompanying condensed consolidated balance sheets as property and equipment. As of September 30, 2005 and December 31, 2004, the total carrying amount of equipment held under capital lease agreements was $970,000, and the related accumulated amortization was approximately $50,000 and $40,000, respectively.

Total future minimum lease payments for capital lease obligations, including interest and other costs, are as follows:

2005	$134,472
2006	397,502

Total	531,974
Less interest and other costs	(25,203)

Present value of future minimum lease payments	506,771

Less current portion	(468,878)

Long-term portion	$37,893

Two capital lease arrangements require the Company to maintain letters of credit equal to 50% of the original lease amounts during the term of the respective lease. The Company secures the letters of credit with a restricted cash account at a financial institution totaling approximately $440,000 at September 30, 2005 and December 31, 2004.

The Company is committed under non-cancelable operating leases for office space and office equipment. Rent expense paid for the three months ended September 30, 2005 and 2004 was $34,348 and $23,320, respectively. Rent expense paid for the nine months ended September 30, 2005 and 2004 was $91,079 and $42,471, respectively. The Company's future minimum rental payments under operating leases amount to approximately $90,000 annually through 2008.

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

NOTE 8 - CAPITAL STOCK

A summary of common stock transactions subsequent to September 30, 2005 and during the three-month periods ended September 30, 2005, June 30, 2005, and March 31, 2005 (net of stock issuance expense of approximately $18,000) is as follows (see Notes 5 and 13):

Subsequent to September 30, 2005

None

 Three Months Ended September 30, 2005

None

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

The Company is authorized to issue stock options under three existing stock option plans approved by stockholders. The 2000 plan (133,333 shares), the 2003 plan (100,000 shares) and the 2004 plan (500,000 shares) allow for up to 733,333 shares to be issued under substantially similar terms. A summary of the status of options granted at September 30, 2005, and changes during the period then ended are as follows:

	For the Nine Months Ended September 30, 2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	532,667	$5.95
Granted	390,000	3.66
Exercised	(128,750)	4.58
Forfeited	(79,834)	6.16
Expired	(39,749)	9.05

Outstanding at end of period	674,334	4.68

Exercisable at end of period	115,331	7.53

Weighted average fair value of options granted	390,000	3.20

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - STOCK OPTIONS AND WARRANTS (Continued)

During 2005, the Company changed its’ policy for recording the effect of forfeited stock options from reducing compensation expense as the forfeitures occur to estimating the rate of expected forfeitures and reducing compensation expense on the date the options are granted.

The fair value of each option granted is estimated on the date granted using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during the nine months ended September 30, 2005 and 2004: expected dividend yields of zero, expected life of 9.62 years and 10 years, expected volatility of 85% and 124%, respectively, and risk-free interest rates of 3.9% and 4.3%, respectfully.

A summary of the status of stock options outstanding at September 30, 2005 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 3.38 - $ 4.92	575,500	8.00 years	$3.95	52,331	$4.23
6.50	70,000	8.00 years	6.50	35,000	6.50
15.00	28,834	0.92 years	15.00	28,834	15.00
$ 3.59 - $ 15.00	674,334	8.45 years	4.68	116,165	7.53

On July 11, 2005, the Company issued warrants to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per shares in connection with debt financing.

The Company is authorized to issue warrants to non-employees under various agreements expiring through November 2008. The warrants granted in 2005 were valued on the date of issue using the Black-Scholes pricing model and the following assumptions: exercise price of the warrant stated in the agreements, $3.50 underlying stock price, 109% volatility, 3.6 year expected life, 3.9% risk free interest rate and expected dividend yield of zero. A summary of the status of warrants granted at September 30, 2005, and changes during the period then ended is as follows:

	For the Nine Months Ended September 30, 2005
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,044,493	$9.14
Granted	230,000	3.51
Exercised	(100,000)	5.25
Forfeited	-	-
Expired	(23,834)	18.51

Outstanding at end of period	2,150,659	8.62

Exercisable at end of period	2,150,659	8.62

A summary of the status of warrants outstanding at September 30, 2005 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.51	230,000	4.75 years	3.51	230,000	3.51
$ 5.25 - $ 7.80	359,095	2.25 years	$6.81	359,095	$6.81
$ 9.75	1,544,231	2.65 years	9.75	1,544,231	9.75
$ 13.50 - $ 22.50	7,333	0.9 years	15.95	7,333	15.95
$5.25 - $ 13.5	2,140,659		8.62	2,140,659	8.62

At September 30, 2005, the Company had 1,265,000 outstanding warrants to purchase shares of common stock at $9.75 per share that were publicly traded.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A summary of all stock options and warrants outstanding at September 30, 2005 is presented below:

	Compensatory	Non-Compensatory	Total
Stock options issued to employees and board members under stock option plans	631,000	-	631,000
Stock options issued to employees outside stock option plans	43,334	-	43,334

Total	674,334	-	674,334
Warrants issued to non-employees	359,649	1,791,010	2,150,659

Total options and warrants outstanding	1,033,983	1,791,010	2,824,993

NOTE 10 - CONCENTRATION OF REVENUES

The Company’s prepaid wireless products accounted for 90.6% and 82.3% of total revenues for the three months ended September 30, 2005 and 2004, respectively. The Company’s prepaid wireless products accounted for 92.9% and 76.6% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.

The company’s concentration by customer for the three and nine months ended September 30, 2005 and 2004 included:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Percent of Revenue	2005	2004	2005	2004
Broker	12.9%	33.2%	11.2%	42.0%
Brokers	27.4%	59.3%	28.6%	60.7%
Brokers	59.7%	78.3%	56.3%	85.1%

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

The Company has an employment agreement with its President/CEO, which expires on December 31, 2006. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the President/CEO terminates the agreement for good reason, the President/CEO is entitled to receive the greater of one year’s salary plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The President/CEO was also granted an option to purchase 150,000 shares of common stock at the $3.59 market price per share on the date of grant in January 2005. Subsequent to the employment agreement, the President/CEO was granted an option to purchase and additional 20,000 shares of common stock at the $3.30 market price per share on the date of grant in August 2005.

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

The Securities and Exchange Commission (“SEC”) recently reviewed the Company’s 2004 Form 10-KSB/A filing.

We received a comment letter from the SEC on May 5, 2005 requesting clarification on several matters including the rationale for reporting revenue on a gross versus net basis for certain consigned inventory we sell. The Company has responded to the SEC and filed amended Forms 10-KSB/A and 10-Q/A for the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. The Company received a response from the SEC on August 23, 2005 which stated the SEC Staff completed their review of the Company’s Form 10-KSB and related filings.

We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

From the date on which we became a C corporation in 1998 through September 30, 2005, we incurred cumulative losses of $(25,773,341). For the three-month periods ended September 30, 2005 and 2004, net losses were $(1,119,533) and $(890,587), respectively. For the nine-month periods ended September 30, 2005 and 2004, net losses were $($5,998,119) and $(3,120,025), respectively. Unless we can significantly increase the number of terminals in use, we will continue to incur losses for the foreseeable future. Our working capital, which totaled $2,029,009 as of September 30, 2005, may not be sufficient to sustain us until we reach profitability.

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

On June 16, 2005, we raised $1,311,000 through the issuance of 427,000 shares of restricted common stock at $3.07 per share and the Company issued a note payable in the amount of $614,000 to our chairman of the board of directors. The note bears interest at an annual rate of 5% and is payable in full on or before July 7, 2007. In connection with the issuance of the note payable, the Company issued a warrant to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share to the chairman of the board of directors. We also have a guaranteed commitment for up to $1.5 million of additional debt or equity investment from our largest investor, if necessary. If we are unable to obtain additional financing on terms satisfactory to us when needed, our operations could be substantially curtailed and the price of our common stock could decline significantly.

Our margins have historically been low, which makes it difficult to achieve profitability.

We incurred margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, and depreciation on terminals and software amortization costs of approximately 1.8% in the third quarter 2005 and 0.6% for the comparable period in 2004. For the nine month periods ended September 30, 2005 and 2004, we incurred margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, depreciation on terminals and software amortization costs of approximately (4.5) % in the first half of 2005 and (1.0) % for the comparable period in 2004. During the second quarter of 2005 we incurred approximately $1.6 million in terminal obsolescence and PIN inventory reserves. The margin for the nine month period ended September 30, 2005 excluding the $1.6 million in reserves was approximately $58,000 or 0.2%

Our contribution margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, and excluding depreciation on terminals and software amortization costs were approximately 5.1% in the second quarter 2005 and 9.6% for the comparable period in 2004. For the nine month periods ended September 30, 2005 and 2004, our contribution margins, after taking into account the cost of the products sold through the Qxpress system and the fees and commissions payable to distributors, brokers and retailers, and excluding depreciation on terminals and capitalized software development costs amortization were approximately (0.8) % in the second quarter 2005 and 10.6% for the comparable period in 2004.

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

Although we currently offer a variety of prepaid products, prepaid wireless products totaled 90.6% and 82.3% of revenues for the three months ended September 30, 2005 and 2004, respectively. The Company’s prepaid wireless products accounted for 92.9% and 76.6% of total revenues for the nine months ended September 30, 2005 and 2004, respectively.  The market for prepaid wireless has experienced substantial growth in past years. Our revenues have grown as this market has developed and expanded in the United States. We cannot assure you that this market will continue to grow. If it does not and we do not develop new products, our rate of revenue growth could decline rapidly, resulting in higher net losses.

Most of our business is placed through a small number of brokers. The loss of any one of these accounts could reduce our revenues.

As shown below a small number of brokers account for a large percentage of our revenue. One aspect of our growth strategy is to increase the breadth of our account base. However, a high level of customer concentration could continue for the foreseeable future. We cannot assure you that the level of sales to these brokers will be sustained from year to year and there is a risk that these principal brokers may not continue to sell our products in the future. To the extent that any significant broker reduces its reliance on us, terminates its relationship with us, or defaults on payments, our revenues in the relevant fiscal period could decline substantially, which would result in increased net losses.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Percent of Revenue	2005	2004	2005	2004
One broker	12.9%	33.2%	11.2%	42.0%
Top three brokers	27.4%	59.3%	28.6%	60.7%
Top nine brokers	59.7%	78.3%	56.3%	85.1%

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

The Company is upgrading its accounting systems. The full integration with internal operating systems is scheduled to be completed by mid-2006. Expanding our operations will increase the demands on our senior management and our customer service departments. We will need to continually improve our management, operational, financial and other departments to manage our growth properly and to eliminate the material weaknesses that currently exist in our internal controls. Any failure to do so may lead to inefficiencies and/or redundancies and may impair our ability to provide accurate and timely information and reports to our stockholders.

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

As of September 30, 2005, there were approximately 320 stockholders of record and our average daily share volume for the three months ended September 30, 2005 was approximately 5,800 shares. The relatively low number of stockholders and trading volume may create significant volatility in our share price or other adverse market conditions that negatively affect stockholders.

Overview

The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our condensed consolidated financial statements and related notes that are included herein.

Our business consists of the purchase and resale of prepaid telecommunication and other products through our proprietary electronic point-of-sale system, Qxpress. The Company also uses VeriFone terminals, and in the future, also plans to use terminals from Ingenico, Lipman, and Hypercom for merchant processing. The key components of the Qxpress system include the Qxpress 200 terminals, our data center, Q Control software that runs the terminals and the data center, and the communication protocols that connect the terminals to the data center. The Qxpress system was introduced in September 2002. Prior to that date, we used third-party equipment and software. We expect to experience substantial growth in our historical business while expanding our product line to include a broad range of other prepaid products and services to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and internationally.

Historically, revenues from international operations have accounted for less then 8% of annual revenues. In 2003, we began generating revenues from customers in Canada, France, the Bahamas and Australia. Given prepaid wireless is much more common and accepted in Europe, Asia and Latin America than it is in North America, we will continue to explore new international opportunities.

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

Our Qxpress system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. As a distributor of prepaid products in this market, we purchase PINs from national and regional telecommunication carriers and distribute these through our established networks of retail outlets, such as convenience stores, wireless product stores, check cashing stores, grocery stores and discount stores. The prepaid transaction market is rapidly expanding into various types of non-telecommunications products, such as gift and loyalty cards, prepaid debit cards, bill payment and money transfer. In addition to distributing traditional telecommunication products, our system is currently used to provide many of these products as well.

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

	For the Three Months Ended September 30,		For the Three Months Ended September 30,
	2005		2004
	Amount	Percentage	Amount	Percentage
Wireless	$11,575,939	90.6%	$3,856,503	82.3%
Terminals and Handset Sales	659,626	5.2%	-	0.0%
Long Distance	219,528	1.7%	122,661	2.6%
Fees	139,827	1.1%	121,385	2.6%
Service Bureau	67,287	0.5%	47,819	1.0%
Debit Card	28,701	0.2%	33,608	0.7%
Bill Pay	18,357	0.1%	-	0.0%
Gift and Loyalty Card, and Other	72,829	0.6%	502,902	10.7%
Total	$12,782,094	100.0%	$4,684,257	100.0%

	For the Nine Months Ended September 30,		For the Nine Months Ended September 30,
	2005		2004
	Amount	Percentage	Amount	Percentage
Wireless	$32,154,545	92.9%	$7,946,389	76.8%
Terminal and Handset Sales	686,006	2.0%	1,700	0.0%
Long Distance	473,113	1.4%	314,004	3.0%
Fees	408,567	1.2%	412,669	4.0%
Service Bureau	204,642	0.6%	316,681	3.1%
Debit Card	137,867	0.4%	135,926	1.3%
Bill Pay	33,306	0.1%	-	0.0%
Gift and Loyalty Card, and Other	484,001	1.4%	1,225,023	11.8%
Total	$34,582,047	100.0%	$10,352,428	100.0%

Prepaid wireless continues to be our largest source of revenue. Although the Company has seen some near term leveling in prepaid wireless demand for its products, the prepaid wireless industry is projected to continue to grow and we anticipate that it will continue to be our largest revenue source. Our prepaid wireless products include many major national carriers and many smaller regional carriers. We frequently add new wireless products as the demand arises.

Terminal and Handset sales were primarily driven by the sale of 20,650 Nokia handsets between July and September, 2005 for a total of approximately $641,000 in revenue. The handset sales were a one time event and was a result of the purchase of handsets described in Note 1 section titled “Restatement of 2004 Financial Information”.

Long distance revenue continued to see growth in absolute dollar revenue but has been outpaced by the growth in prepaid wireless and has fallen as a percent of revenue for the three and nine months ended September 30, 2005 and 2004.

Fee revenue is earned on terminal rentals and performance fees. Performance fees include fees charged when weekly rentals from a terminal fall below the agreed-upon minimum level and other miscellaneous fees. We are seeing increased pricing pressures and discounting with fees due to competitive factors. We anticipate competition will continue to force lower fee revenue as a percent of revenue in the future.

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

Historically, our results of operations have been characterized by relatively high revenues but relatively low margins. Under our broker model, we book the entire value of the transaction as revenues. Our cost of goods sold includes the amount we pay for the product. Cost of goods sold does not include the fees and commissions we pay the broker and the retailer who participated in the sale. After subtracting the commissions and fees paid to the brokers and retailers (which vary substantially directly with revenues in our historical sales model) and depreciation on terminals and amortization of capitalized software development costs, we incurred margins of approximately 17.3% for the three months ended September 30, 2005 and 35.6% for the comparable period in 2004. The margin including cost of sales and commissions and fees but excluding depreciation on terminals and amortization of capitalized software development costs was approximately 5.1% for the three months ended September 30, 2005 and 9.6% for the comparable period in 2004.

After subtracting the commissions and fees paid to the brokers and retailers (which vary directly with revenues in our historical sales model) and depreciation on terminals and amortization of capitalized software development costs, we incurred negative margins of approximately (4.5)% for the nine months ended September 30, 2005 and (1.0)% for the comparable period in 2004. The contribution margin excluding depreciation on terminals and amortization of capitalized software development costs was approximately 9.6% for the nine months ended September 30, 2005 and 10.6% for the comparable period in 2004.

The change in margins is primarily driven by the increase in lower margin wireless products and lower fees. For the three months ended March 31, 2005, we recorded a $285,000 loss in deposit on handset inventory (increasing cost of goods sold by that amount), which reduced the margin by 0.8% for the nine month period ended September 2005. In addition, because of these thin margins, a minor change in the price that we pay for products would have a substantial effect on our net income or loss if we were not able to (or, in the case of price decreases, were not required to) pass the difference on to our customers.

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

Operating Metrics

We monitor our business and measure performance in a number of ways. Several of these key measures are shown in the table below.

	For the Three	For the Three	For the Three	For the Three	For the Three
	Months Ended	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
Broker Model	2005	2005	2005	2004	2004
Net terminal activations (1)	536	621	396	450	288
Terminals acquired (2)				200
Total activated terminals	3,878	3,342	2,721	2,325	1,675
Average activated terminals (3)	3,610	3,032	2,523	2,000	1,531

Average monthly revenue per
unit (ARPU) calculation:
Revenue	12,782,094	13,322,692	8,477,260	6,223,895	4,684,257
Less Service Bureau revenue	67,287	81,272	51,286	30,592	47,819
Total adjusted revenue	12,714,807	13,241,420	8,425,974	6,193,303	4,636,438

Less cost of goods sold and
Commission (4)	12,136,464	14,442,552	8,288,031	6,502,599	4,234,306
Total contribution margin	578,343	(1,201,132)	137,943	(309,296)	402,132

Average activated terminals	3,610	3,032	2,523	2,000	1,531
Average monthly
revenue per activated terminal (5)	53	(132)	18	(52)	88

Total adjustment for
period specific costs (6)	-	1,623,163	285,005	600,000	-
Total adjusted contribution
margin per activated terminal	578,343	422,031	422,948	290,704	402,132
Adjusted average monthly
revenue per activated terminal	53	46	56	48	88

(1)	A terminal is defined as activated when it generates its first revenue at a retail site.
(2)	In July 2004, we acquired our service bureau customer, Point de Vente.
(3)	Average activated terminals include the weighted average of the total activated terminals at the end of the current and prior quarter.
(4)	Includes cost of good sold and commissions paid to brokers and retailers, and excludes depreciation and amortization allocable to cost of goods sold.
(5)	Average monthly revenue per activated terminal equals the total contribution margin for the quarter, divided by the average activated terminals, divided by 3 (months).
(6)
The period specific costs for the three-month period June 30, 2005 includes approximately $1,270,000 in terminal write-down and obsolescence reverses, and approximately $356,000 in PIN inventory adjustments. The extraordinary expenses in the first quarter 2005 and forth quarter 2004 include a write-down of $285,000 and $600,000 in value of Nokia 3300 handsets, respectively.

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

As discussed above, we plan to develop other distribution methods for distributing products using our back-end data center. As we add customers who use distribution methods other than our Qxpress terminal (e.g. electronic cash registers and Kiosk’s), our focus will shift from terminals in service to total retail locations regardless of the method of product distribution.

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

We use the service bureau model primarily with international customers and is a diminishing part of our business. In this model, the Company  licenses its  proprietary  software and sells its point-of-sale  terminals. The customer is responsible for operation of the system and providing services to its retail stores. We receive an ongoing transaction fee for all sales through the system, which is recorded on a "net" basis.

Cost of goods sold

Cost of goods sold consists primarily of the costs of the prepaid telecommunication and other miscellaneous products sold at retail and terminals sold to customers. The full cost of the product, as well as all direct costs associated with the sale of the product, is recorded at the time of sale. Cost of goods sold does not include commissions and fees paid to brokers and other intermediaries, transaction processing fees paid to a third party, depreciation on terminals in use, and amortization expense on capitalized software. Those costs are recorded separately in operating expenses. For the three months ended September 30, 2005 and 2004 there was $412,358 and $420,988 of depreciation on terminals and amortization of capitalized software development costs, respectively, applicable to cost of goods sold.  For the nine months ended September 30, 2005 and 2004 there was $1,279,340 and $1,202,157 of depreciation on terminals and amortization of capitalized software development costs, respectively, applicable to cost of goods sold. These amounts are included in depreciation and amortization expense in the accompanying unaudited condensed consolidated statements of operations and comprehensive loss.

 In January 2005, a vendor sold or took possession of approximately 9,000 handsets without reimbursing the Company.  We expensed these missing handsets in the first quarter of 2005 and recorded a receivable from the vendor, against which it has provided a 100% reserve totaling $285,005 during the period ending March 31, 2005.  We are pursuing litigation against this vendor (see Part II, Item 1).

Software development costs

We capitalize software development costs incurred to develop certain of the Company's products and services in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" (SOP 98-1). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS No. 142, the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing this asset over its three-year estimated useful life.

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

Our stock option plans provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The Company accounts for grants to employees and directors under its stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

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

	For the Three Months Ended		Increase	For the Nine Months Ended		Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2005	2004 (as restated)%		2005	2004 (as restated)%
Revenues	$12,782,094	$4,684,257	172.9%	$34,582,047	$10,352,428	234.0%
Operating Expenses:
Cost of goods sold (exclusive of amount shown separately below, see(1))	10,571,166	3,014,659	250.7%	29,134,446	6,155,987	373.3%
Commissions and fees	1,565,298	1,219,646	28.3%	5,732,601	3,093,619	85.3%
Selling expenses	197,027	228,272	(13.7)%	657,018	527,720	24.5%
General and administrative expenses	1,018,353	652,055	56,2%	3,522,559	2,077,681	69.5%
Depreciation and amortization	458,908	455,036	0.9%	1,411,156	1,271,785	11.0%

Total Operating Expenses	13,810,752	5,569,668	148.0%	40,457,780	13,126,792	208.2%

Loss from Operations	(1,028,658)	(885,411)	16.2%	(5,875,734)	(2,774,364)	111.8%
Total Other Expense - net	(90,875)	(5,176)	(1,655.7)%	(122,385)	(345,661)	(64.6)%

Net Loss	(1,119,533)	(890,587)	25.7%	(5,998,119)	(3,120,025)	92.2%

(1)
Excludes $412,358 and $420,988 of depreciation on terminals and amortization of capitalized software development costs applicable to cost of goods sold for the three months ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, depreciation on terminals and amortization of capitalized software development costs applicable to cost of goods sold totaled $1,279,340 and $1,202,157, respectively.

Revenues. Our revenues increase for the three and nine months ended September 30, 2005, over the comparable periods of 2004 was driven by an increased number of terminals in the field. Most revenue categories experienced increases between periods, with the largest increases coming from wireless ($10.3 million and $16.5 million, respectively). We expect the following factors to positively impact revenues in 2005: i) our installed base of terminals at the beginning of 2005, many of which have been recently installed and therefore only marginally contributed to revenues in the first quarter of 2005; ii) the advantages we are able to offer the market with our proprietary system as previously described; iii) the addition of new means of product distribution, such as debit/credit card terminals and PC-based delivery of product; iv) the addition of new products to our library, such as gift/loyalty cards and bill pay; and v) the continued growth of the prepaid wireless market. There is no assurance that these factors will positively affect revenues in 2005.

Cost of goods sold. The table below outlines our cost of goods sold as presented (1) with the inclusion of terminal depreciation expense and capitalized software development costs amortization expense and (2) with the exclusion of these same expenses.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
Cost of goods sold as a percent of revenue:	2005	2004	2005	2004
Including terminal depreciation capitalized software development costs and amortization	98.2%	99.4%	104.5%	101.0%
Excluding terminal depreciation capitalized software development costs and amortization	82.7%	64.4%	84.2%	59.5%

The increase in cost of goods sold as a percentage of revenues, from 2005 over 2004 was a result of, i) an increase in the mix of lower margin wireless products; ii) a shift in product mix from consigned products, which have marginal cost of sales, to non-consigned products, with higher cost of sales iii) 1,266,704 in terminal impairment and fixed asset write-down charges incurred during the period ending September 30, 2005, iv) a $280,005 charges incurred in the period ending March 31, 2005 for 9,000 handsets a vendor took possession of or sold and did not reimburse the company v) A PIN inventory write-down of approximately $250,000 incurred for period ended September 30, 2005 and vi) lower fees.  In the future, we expect our cost of goods sold will fluctuate as a percentage of revenue as changes occur in our product mix, level of fees charged and discount rates offered by carriers.

Commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Qxpress terminals and are a fixed percentage of the product sales price. Commissions and fees as a percentage of revenue for the three months ended September 30, 2005 and September 30, 2004 was 12.2% and 26.0%, respectively. Commissions and fees as a percentage of revenue for the nine months ended September 30, 2005 and 2004 was 16.6% and 29.9%, respectively. This percentage decrease was a result of a shift in product mix toward lower margin wireless products and correspondingly lower commission payments to brokers. Our contracts with brokers generally protect us from any price decreases from carriers. Historically, a component of commissions and fees is a transaction processing fee paid to LDC for transactions processed through the LDC terminals. Since we were able to transfer all remaining customers to our new Qxpress system during 2004, the Company had no LDC transactions fees for the three and nine months ended September 30, 2005.

Selling. Selling expenses for the three months ended September 30, 2005 decreased approximately $31,000 over the same periods ended September 30, 2004. Components of this decrease include decreased travels expenses of approximately $18,000, lower website development expenses of approximately $16,000 and lower advertising, print other expenses of approximately $19,000, offset in part by increase salary and commission based expenses of approximately $22,000. Selling expenses for the nine month period ending September 2005

Selling expenses for the nine months ended September 30, 2005 increased approximately $129,000 over the same periods ended September 30, 2004. Components of this increase are increased expenses for base salaries, commissions and benefits of approximately of $150,000. The increases resulted from adding nine additional sales and marketing personnel. Increased salary, commissions and benefit expenses were offset in part by a decrease in travel expense of $25,000 and advertising, website development expenses, advertising and other expenses of $21,000.

General and administrative. General and administrative expenses increased approximately $366,000 during the three months ended September 30, 2005, over the comparable period ended September 30, 2004, but decreased as a percentage of revenue. This absolute dollar increase is due to approximately $166,000 in incremental payroll and benefit costs, approximately $106,000 in accounting fees, approximately $33,000 in legal fees, approximately $32,000 in other professional and contractor fees, $29,000 in Director and Officer insurance, rent, recruiting, and other expenses.

General and administrative expenses increased approximately $1,445,000 during the nine months ended September 30, 2005, over the comparable period ended September 30, 2004, but decreased as a percentage of revenue. The absolute dollar increase is due to an increase of approximately $568,000 in incremental payroll and benefit costs, approximately $313,000 in accounting fees, $175,000 in settlement costs related to the Dial-Thru litigation (see Note 7 - Litigation and contingencies), approximately $112,000 in bad debt expenses, approximately $106,000 in directors and officer insurance expense, and approximately $87,000 in legal expenses. And $84,000 in other professional fees, contract labor, Board of Director fees, stock offering costs, bank charges and other expenses.

Depreciation and amortization. Depreciation and amortization expense for the three months ended September 30, 2005 decreased by approximately $8,000 over the comparable period in 2004. Depreciation and amortization expense for the nine months ended September 30, 2005 increased by approximately $77,000 over the comparable period in 2004.This increase of these periods is attributable primarily to higher amortization of capitalized software development costs and to higher depreciation expense from an increased number of terminals in service. As we continue to amortize capitalized software development costs and we increase the number of terminals in service, we expect depreciation and amortization expense to increase.

Total other expense - net. Other income and expense consists primarily of interest income and expense, and loss on disposal of property and equipment. Net other expense for the three months ended September 30, 2005 and 2004 was $90,875 and $5,176, respectively. This increase of $85,699 is primarily attributable to interest expense related to 230,000 warrants issued to the Company’s chairman of the board of directors in conjunction with a $614,000 loan the chairman of the board of director made to the company on July 11, 2005. The warrants are treated as a discount on the note and amortized over the two-year term of the loan. Total other income and expense for the nine months ended September 30 2005 and 2004 was $122,385 and $345,661, respectively. This decrease of $223,276 is attributable primarily to a reduction in interest expense related to a note issued and debentures sold in 2003.

The Company is focusing on all elements of the business to reach profitability. In summary the Company’s plan to become profitable include:

1. Increased Activated Terminals: The Company will continue to increase the number of activated terminals at merchant locations. Over the last year the company has increased the total number of activated terminals from 1,675 to 3,878 or 132%. For the nine month period ending September 30, 2005 the Company increased revenue from $10,352,428 to $34,582,047 from the same period in 2004. This revenue growth was primarily attributable to low margin wireless products. For every $100 in wireless revenue, the company enjoys approximately $3 in contribution margin. As the Company increases its terminal footprint it will generate more margin dollars which will drive profitability.

2. Scalability of Organization: The Company is well positioned to leverage from its existing infrastructure to improve margins and drive profitability. Although the Company will continue to make the necessary investments in its infrastructure and core technology to be competitive, it will aggressively manage operating expense to ensure the growth in contribution margin outpaces the growth in sales, and general and administrative expenses.

3. New Products and Services: A core component of the company growth plans revolves around new products such as bill pay, money remittance and gift and loyalty programs. These products are transaction and load based fee products with little cost of sales. In contrast to prepaid wireless products, which earn roughly $3 in contribution margin for every $100 in revenue, over 95% of all revenue earned from new fee based products will be recognized as contribution margin. The Company has recently launch two bill products and will be expanding its suite of new high margin products over the coming year.

4. Improving the Supply Chain and Distribution Channel: The Company is focused on purchasing its PIN based products through more direct sources with better margins. In addition to realizing better PIN pricing through more direct relationship with Carriers, the financial risk from purchasing through a more secure providers, versus PIN reseller’s, is reduced. The Company is also looking aggressively to tune it broker and distributor models where appropriate by working more directly with merchants.

5. Strategic Partnerships and Acquisitions: Although the Company is focused on organic growth it will, when appropriate, pursue acquisition and partnering opportunities that will produce long term improvements to profitability.

Liquidity and Capital Resources

Historically, we have financed our working capital requirements through cash flows from operating activities, proceeds from the sale of common stock, proceeds from short-term borrowings, and proceeds from the sale of convertible debentures and notes.

As of September 30, 2005, we had working capital of $2,029,009 and a current ratio of 2.2 to 1.

As of September 30, 2005, we own approximately 7,135 Qxpress terminals available for placement (including new terminals held by brokers and excluding new terminal determined to be obsolete). This inventory will provide us the means to grow substantially in the remainder of 2005 without the associated capital costs. We anticipate that our inventory of PINs, which was $920,000 as of September 30, 2005, will grow as our business expands. Due to the short order time required for these products, we are able to keep our inventory in the range of 13 days’ sales. Our future capital requirements will depend both on the rate of growth of our business and the mix of revenue models that we employ. Models that require us to maintain a large inventory of prepaid products or to continue to own terminals and/or to invest in transaction processing facilities will require relatively large amounts of capital. The capital requirements of our service bureau model, which has diminished as a percentage of our total business, are substantially less.

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

Off-Balance Sheet Items

Excluding normal operating leases, we have no off-balance sheet obligations.

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

In connection with the completion of its audit of, and the issuance of its report on, our consolidated financial statements for the year ended December 31, 2004, Tanner LC identified deficiencies that existed in the design or operation of our internal control over financial reporting that it considered to be "significant deficiencies” and “material weaknesses." The Public Company Accounting Oversight Board (“PCAOB”) has defined “significant deficiency” as a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with U.S. generally accepted accounting principles such that there is more than a remote likelihood that the misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be detected.”  The PCAOB has defined a “material weakness” as a "significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected."

The significant deficiencies and material weakness in our internal controls relate to lack of segregation of incompatible duties, lack of timely reconciliation of general ledger accounts (including cash), lack of controls over inventory (including the potential for employees to purposefully or inadvertently delete PIN’s without authorization or systems control), inadequate monitoring of accounting for acquisitions, and inadequate review and accounting for impairment of intangible assets.  Additionally, there were significant deficiencies and material weaknesses in our internal control over the preparation of certain disclosures in the footnotes to the financial statements, including those related to the stock option disclosures required by SFAS No. 148 and income tax disclosures required by SFAS No. 109.  Subsequently, restatements were required as a result of improprieties and unauthorized transactions undertaken by the Company’s former CFO, which were not detected because of these material weaknesses. We have disclosed these significant deficiencies and material weaknesses to the Audit Committee of our Board of Directors.

We are improving our internal controls in an effort to remediate these significant deficiencies and material weaknesses and on July 5, 2005 we hired a new Controller. In addition, we are in the process of improving our internal controls through improved supervision and training of our accounting staff and the implementation of a new accounting system.  Additional effort is needed to fully remedy these significant deficiencies and material weaknesses and we are continuing our efforts to improve and strengthen our internal controls over financial reporting.  Our management and Audit Committee will continue to work with our outside advisors with the goal to implement internal controls over financial reporting that are adequate and effective.

Based on their review and evaluation as of September 30, 2005, and subject to the inherent limitations as described above, our Chief Executive Officer and Chief Financial have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are ineffective.

Changes in Internal Control Over Financial Reporting

During the three months ended September 30, 2005 the Company implemented enhanced internal controls with respect to its accounting for and monitoring of its PIN inventory. In particular, the Company modified the Company’s PIN management software to preclude the accidental deletion of PINs. The Company has further restricted employee access to the PIN control software. In the future, the Company intends to implement additional process improvements and software upgrades that will further strengthen controls and management of PIN inventory.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2005, we are not a party to any legal proceedings, except as set forth below.

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

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1(i)	Articles of Incorporation (1)
3.1(ii)	Amendment to Articles of Incorporation (2)
3.2	Amended and Restated Bylaws (2)
4.1	Specimen Stock Certificate (2)
4.2	Form of warrant agreement, including form of warrant (2)
4.3	Form of unit certificate (2)
4.4	Form of representative's warrant (2)
10.1	2000 Stock Option Plan (2)
10.2	2003 Stock Option Plan (2)
10.3	Securities Purchase Agreement, dated February 10, 2003 (2)
10.4	Form of 12% Secured Convertible Debentures due March 31, 2004 (2)
10.5	Form of Stock Purchase Warrant (2)
10.6	Form of Lock-Up Agreement executed by all officers, directors and 5% shareholders (2)
10.7	Form of Lock-Up Agreements for 12% Secured Convertible Debenture holders (2)
10.8	Employment Agreement between Q Comm International, Inc. and Paul C. Hickey (2)
10.9	Employment Agreement between Q Comm International, Inc. and Terry D. Kramer (3)
10.10	Employment Agreement between Q Comm International, Inc. and Michael K. Openshaw (3)
10.11	Employment Agreement between Q Comm International, Inc. and Michael D. Keough (4)
10.12	Employment Agreement between Q Comm International, Inc. and Mark W. Robinson(5)
10.13	Securities Purchase Agreement, dated May 20, 2003 (2)
10.14	Form of 12% Unsecured Promissory Note, due August 31, 2004, dated May 20, 2003 (2)
10.15	Form of Stock Purchase Warrant, dated May 20, 2003 (2)
10.16	Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and Hargray Wireless (2)
10.17	Agreement between Q Comm International, Inc. and PreCash Corporation (2)
10.18	WGR Ltd. Agreement (2)
10.19	Marceco Ltd. Agreement (2)
10.20	Success Concepts Enterprises Inc. Agreement (2)
10.21	510 East Technology Avenue Lease (3)
10.21#	Agreement between Q Comm International, Inc. and Cricket Communications, Inc.
14	Code of Ethics (2)
21	Subsidiary schedule (3)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
_____________________________________

(1)	Previously filed on February 24, 2000, as an exhibit to Form 10-SB, and on March 20, 2000, as an exhibit in the Company's Current Report on Form 8-K and incorporated herein by reference.
(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No. 333-104232) and incorporated herein by reference.
(3)	Previously filed as an exhibit to Form 10-KSB on March 31, 2003 and incorporated herein by reference.
(4)	Previously filed as an exhibit to Form 10-KSB on April 12, 2005 and incorporated herein by reference.
#
Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain portions of this exhibit under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

(b) Reports on Form 8-K

On October 18, 2005, the Company filed a Current Report on Form 8-K under Items 4.01 and 9.01 regarding the Company’s change in audit firms.

On October 11, 2005, the Company filed a Current Report on Form 8-K under Items 4.01 and 9.01 regarding the Company’s change in audit firms.

On September 22, 2005, the Company filed a Current Report on Form 8-K under Item 4.02 regarding the Company’s change in its revenue recognition policy and certain unauthorized actions of its ex-CFO.

On August 26, 2005, the Company filed a Current Report on Form 8-K under Items 3.01 and 9.01 regarding a warning letter sent from the American stock Exchange indicating the Company was not in compliance with Sections 134 and 1101 of the Amex Company Guide.

On August 24, 2005, the company filed a Current report on Form 8-K under items 1.01, 5.02 and 9.01 regarding execution of an employee agreement for the Company’s chief financial officer.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Q Comm International, Inc.

By:	/s/ Mark W. Robinson

Mark W. Robinson
Chief Financial Officer
(Principal Financial and Accounting Officer)

Date:	November 14, 2005