Form 10-K
period 2005-12-31
Q COMM INTERNATIONAL INC
filed 2006-03-31
CIK 1102901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE YEAR ENDED DECEMBER 31, 2005

Commission File Number 001-31718

Q COMM INTERNATIONAL, INC.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes  [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  [  ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  [  ]  No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2005): $21,234,110. Please see footnote 1 below.

On March 22, 2006, 6,914,795 shares of the registrant’s common stock, par value $.001 per share, were outstanding.

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

Q COMM INTERNATIONAL, INC.
FORM 10-K REPORT

December 31, 2005

FORWARD-LOOKING STATEMENTS

Various statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. The forward-looking statements included in this report are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments about, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of these assumptions could prove inaccurate and, therefore, we cannot assure you that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included in this report, the inclusion of these statements should not be interpreted by anyone that our objectives and plans will be achieved. Factors that could cause actual results to differ materially and adversely from those expressed or implied by forward-looking statements include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein; (ii) set forth under Part I, Item 1; (iii) set forth under the headings “Legal Proceedings” in Part I, Item 3, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, of this Annual Report on Form 10-K; and (iv) set forth in the Company’s periodic reports on Forms 10-Q and 8-K as filed with the Securities and Exchange Commission since January 1, 2005. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Business

Overview

Q Comm’s business consists of the purchase and resale of a broad range of prepaid products and services using a proprietary electronic point-of-sale (POS) processing and distribution system. Historically, Q Comm’s products and services consisted primarily of prepaid wireless telephone talk time and prepaid long distance minutes. Q Comm uses its own proprietary Q Xpress terminal for POS delivery, and also uses VeriFone terminals. In the future, Q Comm plans to use other commercially available terminals, as well as a web-based PC interface for delivery of prepaid products and for merchant processing. The Q Comm system includes the Q Xpress terminal, a third-party POS terminal, or a personal computer, communicating with a data center, and a comprehensive transaction processing platform that manages, operates and maintains the entire system. Q Comm intends to expand in its historical business while growing its product line to include a broad range of other prepaid and financial products and services, and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

The Q Comm system was designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The Q Comm system can support the sale of a broad range of prepaid products and services in electronic format, from a single terminal placed in convenience stores and other retail establishments. Using a POS terminal, a retail merchant can sell wireless telephone talk time, traditional long distance service or other telecommunications products; add value to a prepaid debit card; accept electronic bill payments for a customer’s third-party creditors, transfer money or sell other prepaid products In general, prepaid products are sold in the form of a personal identification number, or “PIN,” that the customer can use to add time to a prepaid cellular handset, make long distance calls or add funds to a debit card by calling the provider of the product and providing the PIN, or in the form of a real-time electronic transaction where the customer is issued a printed receipt and transaction-tracking number. The consumer pays for the product by paying the retail establishment in which the terminal is located. The terminal records the transaction and sends the relevant information to our data center where it is processed and accounting and transaction records are generated. Revenue from these transactions is divided among the retail merchant, the broker that placed the terminal with the retail merchant, the provider of the prepaid product and Q Comm.

Our system was designed to accommodate transactions involving virtually any prepaid product or service that can be delivered electronically. Within the prepaid market, our focus over the last several years has been on the telecommunications market. As a distributor of prepaid products and services in this market, we purchase PINs from national and regional telecommunication carriers and distribute these through an established networks of retail outlets, such as convenience stores, wireless product stores, check cashing stores, grocery stores and discount stores.

The market for prepaid products is rapidly expanding beyond telecommunications into an increasing array of new prepaid products and services such as gift and loyalty cards, prepaid debit cards, bill payment and money transfer services. The Q Comm system has been designed to easily support new classes of prepaid products, services and vendors, and thereby allows us to benefit from new sources of revenue and operating margin.

Electronic Processing of Prepaid Products

Distribution systems for prepaid products such as wireless telephone service, phone cards, debit cards, money transfers and currency exchange have generally failed to take full advantage of advances in electronic processing technology. For example, prepaid telecommunication products have generally been sold in the form of a card or voucher with a PIN number printed on it. Financial transactions, such as bill payment, money transfer or currency exchange have generally required the consumer to go to a bank, post office or other facility capable of providing the required service. Electronic processing systems such as our Q Comm system makes these transactions available through a single terminal that can be installed at an almost unlimited number of commercial locations and that can offer a wide range of different prepaid options. The electronic nature of the transaction Q Comm provides offers a variety of efficiencies when compared to traditional distribution methods. A few of the potential efficiencies are described below.

Reduction in distribution costs, shrinkage and carrying costs. There are three fundamental problems with the traditional hard card or voucher system for delivering prepaid wireless and wireline telecommunication products: high distribution costs, high carrying costs and shrinkage. Carriers sell hard cards to brokers who resell them to retail outlets. The carriers print the cards and ship them to brokers who, in turn, store the cards and ship them to retail stores. The retailers depend on the brokers to provide them with a sufficient number of cards to meet their demand. Both the brokers and retailers have to allocate valuable working capital to maintain an adequate card inventory. A convenience store may stock several thousand dollars worth of hard cards at any given time in various denominations from different carriers. A broker may service hundreds of convenience stores, requiring it to maintain inventory valued in the millions of dollars. If a retailer does not have a particular card in stock, it loses a potential sale. In addition, theft is a significant problem for many retailers who carry hard cards, because the cards are usually readily accessible, easy to conceal and have an intrinsic value. An electronic processing system reduces theft risk. Additionally, such a system permits better inventory management for distributors and merchants by eliminating the need to stock cards in a variety of denominations. Finally, such a system permits a “just-in-time” inventory purchasing program.

Improved transactional data. Traditional prepaid wireless transactions are virtually anonymous, and because carriers are not directly involved in the sale, they have very little information regarding prepaid wireless transactions. They have no demographic information about the buyers. An electronic system maintains the anonymity of individual users but permits better demographic data collection by creating an electronic record of each transaction that shows the time, value and location of each purchase.

Improved distribution of financial services. An appropriately enabled POS activation system that can process a wide variety of financial transactions, including replenishing prepaid debit cards, bill payment, funds transfers and currency exchanges, permits the consumer to engage in these kinds of transactions whenever and wherever the consumer desires.

The Prepaid Market

Wireless. In a prepaid wireless transaction, the consumer pays for a fixed number of minutes of telephone talk time in advance. In the traditional distribution scenario, in order to purchase prepaid wireless products, a consumer purchases a card, referred to in the industry as a “voucher”, “scratch card” or “hard card”, which entitles the bearer to a specific number of minutes of telephone talk time based on the value of the card. In order to activate his or her service, the customer must call the 800 number printed on the card and enter the PIN printed on the card. The carrier then credits the appropriate number of minutes to the consumer’s phone number. The carrier records usage and deducts the time as the minutes are used. Once all the minutes have been depleted, the consumer must purchase a new card.

Many carriers provide prepaid wireless services in the United States and Canada. They offer talk time increments in values ranging from $5 to $200 with most purchases being in the $10 to $50 range. Various carriers provide prepaid plans bundled with the purchase of a phone. Prepaid plans typically allow the consumer 30 to 90 days to use the purchased talk time. If not used, the minutes are forfeited at the end of the period. Consumers can keep the remaining talk time, however, by extending their service before the existing plan expires. There can be significant differences between the carriers in terms of quality of equipment, quality of service and plan features, such as voice mail, call waiting and three-way calling.

The prepaid wireless market is the dominant wireless market in most of the world. The prepaid wireless market, however, has had limited success in the United States and Canada, where it has been targeted primarily at consumers whose credit history and economic condition will not support an application for post-paid service. Accordingly, prepaid wireless in the United States and Canada has been more expensive on a per-minute basis than post-paid wireless, in part because the target market had no viable alternative, and in part because carriers looking to build and maintain a stable customer base disfavored prepaid customers who could more easily discontinue service than could postpaid customers on a contract.

As competition among wireless carriers has intensified, carriers have become increasingly interested in prepaid wireless services and have changed their distribution systems and prepaid wireless plans in an attempt to attract not only consumers with poor credit histories, but also consumers with good credit histories. These attempts have resulted in, among other things, a reduction in the cost-per-minute for prepaid services relative to the cost-per-minute for postpaid services. In 2005, the Washington Post reported that prepaid wireless service in the United States was growing at an annual rate of 25-30%, outpacing the wireless industry’s overall annual growth rate of approximately 5%. In 2005, the Yankee Group, a research firm, stated that U.S. carriers in the wireless market have effectively saturated the market of consumers with good credit histories. As a result, from 2006 forward the postpaid market is expected to remain flat, but the prepaid wireless market should continue to grow, because most new subscribers will be want prepaid wireless. In 2005 Atlantic ACM, another research firm, predicted that annual revenues in the United States from the sale of prepaid and hybrid wireless products will grow from approximately $10 billion in 2005 to more than approximately $13 billion in 2006.

As a part of their effort to promote prepaid plans, carriers generally support improvements in the distribution chain that allow prepaid wireless products to be more widely and conveniently available to consumers. Electronic systems, such as the Q Comm system, promote the efficient distribution of prepaid products. This in turn could render prepaid products a more attractive alternative for consumers and merchants and reduce distribution costs for prepaid products. At the same time, many carriers are experimenting with the Internet as a medium to provide product replenishment to prepaid subscribers. The use of the Internet may offer various advantages to carriers, including the ability to bypass the traditional distribution network. We view Internet based systems as a potential opportunity to augment our existing channels of distribution with new technology. We believe that the traditional POS distribution networks will also remain robust in order to meet the needs of consumers who do not have Internet access or credit cards or who have an immediate need to replenish telephone talk time when they are not able to access the Internet.

Stored-value cards. Q Comm offers a growing variety of stored-value cards through the Q Comm system. Consumers can add funds onto stored-value cards, and later withdraw such funds or use the card to pay for products or services. Funds are debited from the original balance during each financial transaction involving the card. Prepaid wireless and phone cards are two types of stored-value cards. Q Comm also offers a variety of prepaid debit cards branded by Visa and MasterCard. Q Comm is planning the introduction of gift cards in 2006.

The PELORUS Group, a market research firm stated the market for stored-value-card will grow from $216 billion in 2005, to more than $650 billion by 2010. The 2006 report claimed that the increase is being driven by more corporations and governments seeking to lower the costs of and increase the accountability in connection with disbursements. According to PELORUS, prepaid debit cards can reduce disbursements costs by 75%.

Bill Payment. The Q Comm system also offers in-person bill payment. Consumers without a bank account, or with a bank account they rarely use, represent a large market of between 10 million to 22 million of the more than 100 million U.S. households, according to the Center for Financial Services Innovation in 2006. Many of these consumers find it more convenient, faster and less costly to make bill payments in person as opposed to purchasing a money order, envelope and stamp and mailing payment.

According to the Tower Group research firm in 2005, in-person bill payment was a $1.25 billion market in 2004, up from $34 million in 2002 and is estimated to reach $5 billion by 2008.

Money transfer. Q Comm offers money transfer through its Q Comm system. In 2006, Market Watch cited an industry report which stated that money transfers total more than $150 billion per year worldwide.

The Q Comm Solution

The Q Comm system is an integrated electronic POS activation and management information system that addresses many of the challenges associated with the distribution of prepaid wireless products and services. The Q Comm system provides retailers, brokers and suppliers with a system that facilitates and processes transactions for multiple prepaid products and services, simplifies collections, and provides custom reporting. It includes our proprietary POS terminal or third-party terminal, a data center, a comprehensive transaction processing platform that enables the terminals and the data center to communicate with each other, and customer and technical support. In addition to processing transactions, the data center and the terminal provide a suite of information management tools to assist merchants, brokers, carriers and others in the distribution chain with tracking sales, margins, account balances and managing their prepaid business.

Terminal hardware. Our initial POS activation and management information system terminal was a commercially available product with limited functionality. It supported a limited number of products and lacked the ability to support transaction processing services such as sales and management reports. We continued to use this terminal in a limited number of locations until October 2004, when we discontinued our support of such system and migrated all remaining customers to the Q Xpress terminal.

In the third quarter of 2002, we began shipping to our customers the Q Xpress terminal, our custom-designed, proprietary, POS activation system terminal. The Q Xpress terminal, which is about the size of a telephone and sits on the checkout counter, benefits from an improved aesthetic design and additional functionality, which, compared to our prior system terminal, improve distribution efficiencies both at the retail counter and in the back office. New features include a large terminal face that makes the operation of the Q Xpress unit intuitive for the first-time user and faster for the seasoned user. Each terminal also incorporates a 3-track magnetic stripe reader, multi-level password security, unique entry, multiple card denominations, and real-time PIN and PIN-less transaction capability. Each terminal can support multiple platforms, methods, suppliers, categories, products, foreign currencies and foreign languages. Each terminal contains a streaming media display that reads like a tiny, electronic billboard that consumers view during purchases. The streaming media display is effective means of enhancing brand awareness and of introducing new products to the market.

The steps necessary to initiate a prepaid transaction are contained within a particular sequence of specifically designed screen displays. The information that is displayed depends on the particular task or product sequence initiated by the user. The sales process is performed by the retailer, who, by pressing various keys on the terminal, enters a password, chooses a category, product type, denomination and language, and then prints the PIN, simple activation instructions and any other relevant information on a blank card. The capability of the terminal to store commonly used PINs allows for “offline” transactions to be completed. This is an important feature given that stores typically have only one phone line to service several devices (e.g. ATM, debit/credit card terminal and telephone). Transactions are stored on the terminal until the terminal calls the data center, at which time the terminal transfers stored transactions and automatically restocks PINs.

The Q Xpress terminal’s media display screen is designed to create a point-of-purchase awareness for the consumer. In an effort to promote additional purchasing behavior, the media display screen is positioned to face the consumer as he or she approaches the checkout counter. The prepaid product market changes frequently as a result of name changes, rate changes, destination changes, and specials-of-the-month. Currently, product-change information, specials and other promotions are handled in paper form or by asking sales personnel to deliver the message to the consumer orally. With the Q Xpress, the media display messaging is managed at the data center where proprietary instructions customize the information that is sent to an individual terminal or group of terminals. The substance of such messaging can come from a variety of sources including the retailer, broker, carrier or other advertiser. The terminal’s media display screen consists of two rows of 40 characters each, configured in a Fluorescent Vacuum Display internal to the terminal. The message can be as large as 256 characters. In an effort to gain the attention of potential consumers, the message can scroll from top to bottom and flash.

In the first quarter of 2004, we announced that we also modified our software to run on a VeriFone 3700 series terminal. Beta testing began in March 2004, and we announced the commercial launch in the second quarter of 2004. This terminal is capable of providing both our prepaid application, which calls into the data center and functions much the same as our Q Xpress terminal, and standard debit/credit card processing through the merchant’s processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with the opportunity to expand our market share. While the VeriFone terminal does not offer as many options as our Q Xpress terminal for selling prepaid products, it is an excellent solution for customers who prefer to have only one terminal in their retail establishment. We are currently developing our software to enable other commercially available terminals, to be used with our system, which we believe will further expand Q Comm’s customer market.

Data center. The data center is the key to the overall functionality of the Q Comm system, because it serves as an inventory and information hub for the distribution of prepaid products. At the same time we developed the Q Xpress terminal, we also developed new software for our data center and new communication protocols that allow for two-way communication between the data center and the terminals. The data center electronically distributes prepaid products to the terminals and the terminals report all of their transactions to the data center where the information is stored. The communication protocols, which work in conjunction with the Q Xpress terminals and data center, create a flexible delivery platform for multiple services formats, including real-time, just-in-time and batch inventory distribution, PIN-based transactions and PIN-less transactions. These methods enable efficient PIN restocking, quick product additions, and efficient reporting and management capabilities. Additionally, through our data center we are able to offer electronic automated clearing house, or ACH, services. ACH services entail the automatic transfer of funds from the merchants’ accounts to Q Comm’s account, eliminating the need for billing and collecting, as well as detailed accounting, inventory, sales, transaction and other management information reports for the retailers, brokers and carriers or other suppliers of the products we resell through our system. In addition, the system controls the advertising message on the back face of the terminal, and can produce custom-designed text and graphics for card backs. The system also works as a mechanism to process magnetic swipe transactions. Finally, the data center and communication protocols are TCP/IP-enabled to allow the system to connect to all types of devices and communications and enterprise systems. As a result, our system can also be integrated with third-party POS hardware/communications systems to provide an interface with installed legacy equipment.

The Q Comm system has the ability to produce terminal reports on demand and in real-time. The data center keeps all sales, product inventory, and terminal metrics current in its database. When a retailer initiates a report request, the terminal processes this request and passes it to the communications server. The communications server validates the request and passes the request to the reports engine, which gathers the request data from its database and returns the requested information back to the terminal. The terminal then formats the information into a report and prints the report using the on-board thermal printer.

Communications between the terminal and data center are accomplished by using a proprietary transmission protocol. This transmission protocol involves communicating to and from the communications server and the terminal. Each transaction is handled in its entirety with no parsing to multiple destinations. There are three communications modes that can be initiated by the terminal: batch, just-in-time and real-time. Each product has a unique code associated with it which denotes the communication methodology for the product.

The just-in-time communications protocol supports our just-in-time solution. Our just-in-time solution provides for dynamic assessment and deployment of PIN inventory versus the standard batch-to-batch based on time or level. The just-in-time solution is not limited to the product type only, but rather applies also to the denomination level, allowing the Q Comm system to establish a history of PIN sales by denomination. This is used to determine the number of PINs an individual terminal should stock, with the objective of allowing a terminal to complete a typical day’s transactions without having to call the data center to restock. In this environment, the terminal is able to call the data center during early morning hours when phone line requirements are at a minimum. As the number of our terminals in service increases, inventory requirements for PINs will continue to escalate. The just-in-time methodology allows us to effectively manage our PIN inventory while establishing additional benefits to the merchants and carriers by providing the ideal inventory of PIN or product on demand.

The ability for real-time communications supports any transaction that needs to have a real-time element to it. A real-time process is usually required in PIN-less or immediate crediting environments, such as bill payment or debit card.

Transaction Processing. We currently process transactions from one primary data center with one remote data center as backup. We administer all of our data centers from our headquarters. Our primary data center is located in West Jordan, Utah in a bunkered, redundant, certified hosting center with multiple backup power sources, peered networking, secure biometric and card-controlled access. Our secondary facility is located in our headquarters in Orem, Utah. To ensure redundancy, our West Jordan and Orem data centers use different physical and network infrastructures. Both centers have adequate telephone and data access and we purchase telephone and network services from multiple vendors. Either center is capable of acting as the sole processing facility for all of our transactions in the event of a failure of the other center and all transaction data is reported to both locations.

Our transaction processing facilities run on industry standard Intel-based hardware. We use Debian Linux for our operating system. We use multiprocessor, RAM laden servers with RAID Level 5 or RAID Level 1 on every system. We use MySQL as the database platform and PHP scripting in conjunction with Java servlets for the administration tools. All information is stored in the back end data store that is also fully encrypted and secure. Our high availability infrastructure employs hot-standby, instant failover services to ensure greater than 99.99% service uptime. All data is backed up a minimum of once per day. The data store is replicated across physical platforms constantly so that there are always at least three copies of critical data at any given point in time. Backups are stored off-site in a secure facility. The administration website uses 128-bit SSL running on an Apache web server. Java servlets and applications are run using the JBoss application server. Our networks are secured using Redundant Devil Linux servers which employ Department of Defense, triple-layered DMZs. We use VPN technology to securely connect data centers.

All Q Comm production systems and servers are monitored in real time 24 hours a day, 365 days a year. IT personnel are notified promptly of any problems or performance degradations. The monitoring system aggressively tests the system from end-to-end to determine that all terminals in the field can sell products and report transactions. Software, hardware and network engineers are on call 24 hours a day, 7 days a week.

Growth Strategy

Our goal is to add to our strong market position in providing transaction processing and information management services for prepaid products and services. In order to achieve this goal we must continue to expand our footprint of terminals, increase the number of prepaid products and services that we sell, and develop new applications for our technology.

Q Comm plans to expand its presence in the prepaid telecommunications market. We believe that the prepaid telecommunications market by itself presents an attractive opportunity for us. Currently, we distribute wireless telecommunications products from approximately 30 carriers and distribute Q Xpress terminals through more than 90 brokers, agents and other intermediaries. We believe we can expand our existing relationships with carriers, brokers, and independent sales organizations. In addition, we intend to pursue direct strategic relationships with large retail chains to distribute prepaid products and services through their stores.

Q Comm expects to acquire or develop new products, services and applications. The Q Xpress terminal can be adapted to accommodate almost any prepaid product or service. We began offering several new prepaid products and services during 2005 and will continue to look for new offerings to add to our current product library that provide good revenue and profit opportunities, have broad market appeal, and provide value for the distribution channel.

Q Comm plans to explore international opportunities to expand revenue from the sale or leasing of the Q Comm system and from transaction-revenue sharing through regional prepaid distributors. International opportunities could be significant as the demand for electronically delivered prepaid products and services increases outside of the United States.

Q Comm has expanded its technology to include third-party terminal support from VeriFone. We plan to expand our technology to support other terminal manufacturers. We also plan to seek other opportunities to further develop our system to interface with other debit/credit card terminal models, ATM machines, electronic cash register systems self-service kiosks and personal computer-based POS systems.

Q Comm also plans to consider strategic acquisitions. The types of acquisitions that we would consider as having strategic value include businesses with technology that complements our technology, businesses with prepaid products that we could add to our portfolio, or businesses that would enable us to expand our distribution channels or expand geographically.

Significant Customers and Government Contracts

No individual customer accounts for more than 10% of the consolidated total revenue of Q Comm. Q Comm is not party to any government contracts.

Software Development and Research and Development Costs

Q Comm has made an ongoing commitment to the development, maintenance and enhancement of the Q Comm system, its proprietary electronic POS system.

Improvements or enhancements to the POS systems software are capitalized as software development costs only after the technological feasibility of the development has been established. Technological feasibility is established when we have completed a detailed program design or working model of the software. A detailed program design is established once all planning and designing activities necessary to establish that the software can be produced to meet the design specifications including functions, features and technical performance requirements. During the years ended December 31, 2005, 2004 and 2003, the Company capitalized software development costs of $80,774, $286,737 and $811,281, respectively, and has included these cost on its Consolidated Balance Sheet.

The Company expenses the costs of further developing the software prior to establishing technological feasibility, and the cost of developing other hardware products, as research and development costs. Included in general and administrative expense at December 31, 2005, 2004 and 2003, are $544,368, $185,263 and $174,719, respectively, of research and development costs associated with the development of new products.

Competition

Transaction processing and management information services for prepaid products are relatively new markets. We anticipate, however, that this market will grow rapidly as the demand for prepaid products grows. Competition for our services may come from a variety of sectors, including companies, such as First Data Corporation, that provide merchant processing and management information services to the credit card market, as well as companies such as Pre-Solutions, Debisys, Incomm, and Euronet, which distribute a variety of prepaid telecommunication products and have developed electronic POS activation systems. Competition may also come from technology companies and e-commerce solution providers. The technology for POS activation systems is rapidly evolving. Increased competition could result in reduced operating margins, as well as a loss of market share. Although most of our competitors are privately held companies, some have substantial resources and/or pre-existing market shares that have enabled them to establish a strong competitive position.

Because our system is focused on POS purchases, we also face competition from systems that offer prepaid products over the Internet. Internet-based commerce has increased dramatically in recent years as more and more people have access to the Internet, as e-commerce becomes generally accepted as safe, reliable and efficient, and as access speed and convenience increase. Most or all of the prepaid products that we offer can also be offered over the Internet. Many of the advantages of our system over traditional distribution systems will be available through the Internet. Online purchases, however, require access to the Internet and a credit card or other type of credit account. We are evaluating internet-based distribution opportunities to determine whether a strategic fit with our distribution model exists.

Q Comm believes that the principal competitive factors in our market include the following:

•	Cost efficiencies;
•	Breadth and depth of product offering;
•	Quality of service;
•	Convenience;
•	Breadth of geographic presence;
•	Customer service;
•	Use of technology;
•	Reliability; and
•	Availability of enhanced services.

Q Comm believes our competitive strengths include the following:

Ease of use. The Q Xpress terminal is the only one available in the market that was designed specifically for prepaid products. Generally, other terminals are adaptations of terminals designed for other purposes, such as processing credit card transactions. In designing a terminal for the prepaid transaction industry, we were able to take into account the specific needs of that industry. For example, our terminal includes an advertising display screen facing the customer, hot keys for commonly sold products, and a user training module included in the terminal. The success of this strategy has already begun to manifest itself by the strong market response to our new terminal.

Versatility and flexibility. We are able to offer our customers a wide array of products and services, both with a large number of product types and with several different carriers for products. Our business model allows customers to sell their own products through our terminals as well, while several of our competitors require their customers to only sell products supplied by the competitor. We are also able to offer our products and services through third-party terminals.

Turn-key solution. We are one of the few companies in this industry to develop a proprietary terminal that communicates directly with an accompanying data center to record and process transactions. This gives us total control of the transaction from beginning to end, which allows us to ensure service quality for our customers.

Ability to customize. Since we own the “front-end” (terminal) and “back-end” (data center) of the process, we are able to develop custom applications for customers in a relatively short time frame. Examples of these requests include items ranging from the custom reporting of transactions to enabling the terminal to process different types of transactions, such as debit/credit card transactions and PIN-less magnetic card swipes. We are also able to adapt our system to utilize alternate delivery methods, such as ATMs, cash registers and other terminal devices

Scalable, efficient operating structure. As a result of our technology, we can easily expand our operations without significantly increasing our fixed costs. Because all transactions are processed through our data center, we believe that our existing infrastructure can support a much higher revenue base. We believe this will be a significant competitive advantage as our business grows.

Q Comm believes that the Q Xpress has allowed us to compete successfully in the market for prepaid transaction processing and management information services. Nevertheless, our ability to compete successfully in the future will depend on our ability to support the distribution channels that are in fact used for prepaid products, our financial condition, and our related ability to form strategic alliances and joint ventures with third-party telecommunications service providers. We cannot guarantee that we will be able to compete successfully, and a failure to successfully compete would have a material adverse effect on our revenue growth and earnings. See “Risk Factors” below for a more in-depth discussion of various risks associated with our business.

Suppliers and Customers

We distribute prepaid telecommunication products, primarily PINs, from a number of sources, including national carriers such as Verizon Wireless, Boost, Cingular and T-Mobile, as well as regional and local carriers, such as Hargray Wireless and Iowa Wireless. We have direct purchase agreements with some of these carriers. In other cases we purchase products from secondary sources. The carriers determine prices for their products and we do not control the frequency or the quantity of the sales. To date, we have been able to purchase a sufficient number of products to meet customer demand. Some of our suppliers require that we pay for their products immediately, others extend us terms and some provide us with product on consignment.

We frequently add new wireless products as the demand arises. Since 2003, we have added a number of wireless products offered through Mobile Virtual Network Operators (MVNOs). These products include Boost Mobile, Tracfone, Omni Wireless, Page Plus, O Mobile, Platinum Tel, Locus Mobile, Airvoice Wireless, Call Plus, STi Mobile, Movida, Telrite, Mojo Mobile and Ready Mobile. While these products generally offer better margins, the wireless market is highly competitive and historically MVNOs have a higher failure-rate than national wireless carriers. We will continue to evaluate new MVNO products and selectively add products with proven market demand.

We have entered into agreements with approximately 90 brokers who, we believe, service more than 100,000 retail locations throughout the country. Each broker and each retailer is required to execute a Services and Rental Agreement, and an Automated Clearinghouse (ACH) Agreement under which they authorize us to withdraw funds from their accounts to pay for the products they sell. The Q Xpress terminal is manufactured to our specifications by Universal Electronics, Inc., Milwaukee, Wisconsin, and by Shera Technology located in Shanghai, China. We have also entered into an agreement with VeriFone to allow us to purchase terminals directly from them.

Sales and Marketing

Our sales and marketing strategy is designed to utilize multiple channels to increase the number of retailers that use the Q Comm system, to increase the volume of transactions from each retailer, and to deploy new prepaid products and services in existing and new retail locations. Our sales organization is focused on specific geographic regions in the United States and Canada, is responsible for recruiting new retail locations and for developing existing locations within the assigned regions. The sales organization consists of a sales and support call-center staffed at our corporate headquarters as well as field- based sales personnel.

Q Comm recruits and develops retailers directly and by leveraging channel partnerships to develop business. We market directly to larger national or regional retail chains of company owned stores or franchises using our direct sales organization, and through leveraging a large extended sales force consisting of strategic partners, independent brokers, agents, and independent sales organizations (ISOs) who recruit, train, merchandize and service independent retailers and retail chains on our behalf. Our partner network significantly extends our geographic reach, customer service and speed to market. Q Comm compensates its partner network through revenue sharing agreements.

We use comprehensive, targeted marketing programs and promotional campaigns that include direct mail, electronic media, public relations, advertising, trade show participation and other communication programs to solicit new retail business and channel partners. Q Comm provides point-of-purchase marketing campaigns and materials to retailers to drive in-store sales, and we use a number of ongoing communications media to inform, train, and support participating retail merchants. During the first quarter of 2006, Q Comm reorganized its sales department into geographic regions. Pieter Hamman, Vice President of Sales—Western Region Sales, and Tom Baker, Vice President of Sales—Eastern Region will supervise sales in their respective geographic regions. Q Comm has also hired additional sales professionals to focus specifically on growing sales at the merchant level.

Intellectual Property

Proprietary rights are important to our success and our competitive position. To protect our proprietary rights, we rely on a combination of the following: laws with respect to patent, copyright, common law trademark, and trade secrets; confidentiality procedures; and contractual provisions.

We have filed multiple provisional patent applications in the United States relating to our proprietary technology, including the following: (i) design patent application, serial number 29/169,739, filed on October 25, 2003, for our “point-of-sale-activation device”; (ii) patent application, serial number 10/351,493, filed on January 23, 2003, for our “system and method for distributing inventory for POS-activation services”; (iii) patent application, serial number 10/350,198, filed on January 23, 2003, for our “point-of-sale-activation device”; and (iv) patent application, serial number 10/350,203, filed on January 23, 2003, for our “system and method for POS training concerning prepaid service transactions. We were awarded a patent on the first application for the design of our terminal. We cannot assure you that any allowed patent claims will result from these applications, that any patents that may be issued will protect our intellectual property, or that any issued patents will not be successfully challenged by third parties. Furthermore, other parties may independently develop similar or competing technologies or design around any patents that may be issued to us. It is possible that any patent issued to us may not provide any competitive advantages, that we may not develop future proprietary products or technologies that are patentable, and that the patents of others may seriously limit our ability to do business. In this regard, we have not performed any comprehensive analysis of patents of others that may limit our ability to do business.

We license our software and technology to distributors and merchants who agree to sell our products through our system. The license agreements are limited in scope in that the software and the technology may only be used in connection with the Q Comm system in order to facilitate transactions over the system. The license agreements contain explicit language prohibiting the use of our intellectual property for any other purpose and prohibiting the licensee or any of its affiliates from copying or duplicating any aspect of the Q Comm system, including the software, in any way.

Government Regulation

Most of our products and services are not subject to governmental regulation that directly impacts our operations. As we market new classes of products and services that extend beyond our historical product mix of prepaid wireless talk time and prepaid long distance minutes, however, we increasingly fall with the purview of state and federal government regulations. This is particularly true with respect to certain classes of financial products and services that are governed by state and federal banking and money services business laws.

Financial Information by Geographic Area

Q Comm predominately operates in the United States and Canada. We currently have service-bureau revenue from customers in France and the Bahamas which has historically represented less then 1% of total revenue. The following table represents our revenue by major geographic segment for the years ended December 31, 2005, 2004 and 2003.

	For the Years Ended December 31,
	2005	2004	2003
United States	$41,978,851	$14,317,113	$6,318,103
Canada	4,141,868	1,942,322	-
Other	227,845	316,888	389,134
Total	$46,348,564	$16,576,323	$6,707,237

Employees

As of December 31, 2005, we had 48 employees, including 45 full-time and 3 part-time employees. As of December 31, 2004, and 2003 we had 34 and 26 full-time employees, respectively.

Corporate Information

Q Comm International, Inc. was incorporated in Utah in 1998. On March 20, 2000, we acquired 100% of Azore Acquisition, Inc., a corporation organized under the laws of the State of Nevada. Azore was afterwards merged into Q Comm and dissolved. Azore had no operations at the time of the merger. Our principal executive offices are located at 510 East Technology Ave, Building C, Orem, Utah 84097. The telephone number is (801) 226-4222 and the internet website address is www.qcomm.com. The information on the website is not incorporated in this report as a result of this reference. We make available on the website all materials filed with the Securities and Exchange Commission, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to these reports as soon as such materials have been filed with the Securities and Exchange Commission.

Item 1A. Risk Factors

You should carefully consider the risks described below, our financial statements and the notes to those statements, before you purchase any of our securities.

We have no history of profitable operations. Continuing losses could exhaust our capital resources and force us to discontinue operations.

From the date on which we became a C corporation in 1998 through December 31, 2005, we incurred cumulative losses of $28.4 million. For the years ended December 31, 2004 and 2003 we had cumulative losses of $19.8 million, and $13.3 million, respectively. Our independent auditors stated in their auditors' report for the year ended December 31, 2005 that our recurring losses raise substantial doubt about our ability to continue as a going concern (see Item 8—“Financial Statements and Supplementary Data” for a more detailed discussion). Unless we can significantly increase the number of our POS terminals in use, we will continue to incur losses for the foreseeable future. Our working capital, which totaled $4.8 million as of December 31, 2005, may not be sufficient to sustain us until we reach profitability. We expect to raise additional capital in 2006, but there is no assurance that we will raise the capital needed to support our growth.

Control by Management and Certain Major Shareholders

As of March 22, 2006, the current executive officers and directors of Q Comm beneficially own or have voting control over approximately 24% of the outstanding common stock of Q Comm. William Jurika, the Chairman of our Board of Directors, beneficially owns or has voting control over approximately 22% of the outstanding common stock of Q Comm. Our largest shareholder, Pike Capital Partners, LP, beneficially owns or has voting control over 38% of the outstanding common stock of Q Comm. Accordingly, these individuals and entities have the ability to influence the election of Q Comm’s directors and most corporate actions. This concentration of ownership, together with other provisions in Q Comm’s charter and applicable corporate law, may also have the effect of delaying, deterring, or preventing a change in control of Q Comm.

Our margins have historically been low, which makes it difficult to achieve profitability.

We had negative margins, after taking into account the cost of the products sold through the Q Comm system, the fees and commissions payable to distributors, brokers and retailers, and including depreciation and software amortization expenses. Our margins were approximately (4.9%) in 2005, and (4.3%) in 2004, and (4.9%) in 2003. As a consequence, for us to be profitable to any meaningful extent, we must do one or more of the following:

•	increase our revenue per terminal;
•	increase the number of revenue generating terminals;
•	add new products with higher profit margins to our portfolio; or
•	develop new revenue models.

The future success of our business will require a substantial ongoing marketing effort on our part, including expending significant amounts of capital that could otherwise be used to purchase or develop new products.

Our future success depends on our ability to successfully market our POS activation system as the preferred distribution method. This will require us to allocate a significant amount of our working capital to sales and marketing. This will reduce the amount of working capital available to develop new products and services. There is no assurance that our marketing efforts will be successful.

Most of our revenue growth is derived primarily from a single class of product—prepaid wireless—which makes us particularly vulnerable to changes in consumer preferences and market saturation.

Although we currently offer a variety of prepaid products, approximately 93%, 87% and 79% of revenue was generated from the sale of prepaid wireless products for the years ended December 31, 2005, 2004 and 2003, respectively. The market for prepaid wireless has experienced substantial growth in past years. Our revenues have grown as this market has developed and expanded in the United States. We cannot assure you that this market will continue to grow. If it does not and we do not develop new products, our rate of revenue growth could decline rapidly, resulting in higher net losses.

Most of our business is placed through a small number of brokers. The loss of any one of these accounts could reduce our revenues.

A small number of brokers and their associated merchant customers account for a large percentage of our revenue. One aspect of our growth strategy is to increase the breadth of our broker-account base. However, a high level of broker concentration could continue for the foreseeable future. In 2005, our three largest brokers accounted for approximately 22.5% of revenue. We cannot assure you that the level of revenue to these brokers will be sustained from year to year, and there is a risk that these principal brokers may not continue to sell our products in the future. To the extent that any significant broker reduces its reliance on us, terminates its relationship with us, or defaults on payments, our revenues in the relevant fiscal period could decline substantially, which would result in lower net profits or increased net losses. The following table outlines the concentration of revenue by broker.

Percent of Revenue	For the Year Ended December 31, 2005
Top broker	9.6%
Top three brokers	22.5%
Top ten brokers	45.8%

We derive a significant amount of revenue from a single MVNO.

For the year ended December 31, 2005, approximately 38% of our revenue was derived from a single MVNO, any disruption in PIN sale or pricing changes related to this MVNO could result a substantial reduction in revenue and margin dollars.

We derive a significant amount of revenue in our business from service contracts signed with merchants to operate our terminals.

Certain contacts have been, and in the future may be, terminated by the merchants, resulting in a substantial reduction in revenue and margin.

We currently depend upon a single PIN provider for the majority of our PIN supply.

We currently purchase approximately 55% of our PINs through a single PIN provider. Although we can obtain PINs from sources other than our single largest PIN supplier, a sudden disruption in PIN supply from such supplier could potentially interrupt service or leave us with no choice but to acquire PINs at a higher cost, which would have a negative financial impact on us.

The industry in which we operate is highly competitive, has low barriers to entry and has rapidly changing technology. Increased competition could result in margin erosion, which would make profitability even more difficult to achieve.

The market for prepaid transaction processing and information management services is becoming increasingly competitive and is highly fragmented. This market includes companies that provide either merchant processing terminals only, or information management services only, such as, PreSolutions and InComm. In addition to companies that are focused solely on the prepaid transactions market, we also face potential competition from companies, such as First Data Corporation, that provide merchant processing and information management services to the postpaid market. We could also face competition from e-commerce solution providers. Finally, we may in the future face competition from suppliers, such as telecommunication companies who may decide to provide electronic solutions directly to brokers, merchants or consumers.

The industry in which we compete is characterized by low barriers to entry, rapidly changing technology, frequent new product and service introductions, and changing customer demands. Some of our competitors have substantially greater financial resources and/or pre-existing market share that may enable them to establish a stronger competitive position than we have, in part through better marketing opportunities. Current competitors or new market entrants could introduce products with features that may render our system uncompetitive. To be competitive and serve our customers effectively, we must respond on a timely and cost-efficient basis to changes in technology, industry standards, and customer preferences. The cost to modify our products, services or infrastructure in order to adapt to these changes could be substantial and we cannot assure you that we will have the financial resources to fund these expenses. Increased competition could result in reduced operating margins, as well as a loss of market share and brand recognition.

We depend on brokers and other intermediaries to distribute our POS terminals.

We generally rely on independent brokers, distributors, wholesalers and other intermediaries to distribute our POS activation system to retail merchants. Currently, we distribute through approximately 90 brokers. Our contractual relationships with these brokers are nonexclusive arrangements for terms of two years. As a result, we cannot prevent them from selling competitive products or discontinuing their relationship with us at the end of their two-year broker-contract term. Also, the prepaid products that we sell are widely available from a number of sources. We are not able to offer exclusive products to our brokers. Rather, we rely on the quality of the Q Comm system to induce brokers to contract with us. If we do not continue to offer performance and service advantages, our brokers may not aggressively market our system to their retail networks or may terminate their relationship with us. We cannot assure you that we will continue to derive revenue, at current levels, or at all, from our existing brokers, or that we will be able to successfully establish relationships with new brokers.

We have no control over the prices suppliers charge us for their products. As a result, price increases could have a negative impact on our margins and profitability.

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

We believe that our proprietary software and hardware provide us with a competitive advantage. While we have filed patent applications relating to various features of the Q Xpress terminal and proprietary technology, we cannot assure you that these applications will be approved, or that even if approved, they will provide us with meaningful protection. Other than our patent applications described above, we rely on trade secret laws and common law principles to protect our proprietary rights. For example, we have not registered or applied to register either “Q Xpress” or “Q Xpress 200” or any other trademarks, trade names, service marks, service names or copyrights that we may own or use.

Despite our efforts to protect our rights, unauthorized parties may attempt to copy aspects of our POS terminals or the source code to our software or to obtain or use information that we regard as proprietary. The scope of any proprietary rights that we may have is uncertain and is not sufficient to prevent others from developing and selling competing products and services, which could have a material adverse effect on our business. In addition, third parties may assert infringement claims against us or claim that we have violated their intellectual property rights. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we may have to incur substantial costs. We may not have the financial resources to prosecute any infringement claims we may have or defend any infringement claims that are brought against us. Even if we do, defending or prosecuting our proprietary rights will divert valuable working capital and management’s attention from business and operational issues.

Retaining certain key personnel may be important to our continued success.

Our strategy and its implementation depend in large part on certain key personnel of our company and their continued involvement in Q Comm in the future. Our success also depends in part on our ability to hire and retain highly skilled and qualified management, operating, marketing, financial and technical personnel. The competition for qualified personnel is intense and, accordingly, we cannot assure you that we will be able to continue to hire or retain the required personnel. The loss of our key personnel could have a material adverse effect on our business, growth, financial condition or results of operations.

If we cannot raise capital at a time when we need to do so, we may not be able to adequately and timely respond to competitive developments.

In the future, we will need to raise additional capital to meet the capital requirements of our business or to take advantage of expansion or acquisition opportunities. If we are unable to do so, we may not be able to increase our revenues or achieve profitability. Even if we are able to secure additional capital by selling equity or equity-linked securities, these securities could dilute the ownership percentage of our existing stockholders. The securities that we might sell could also have rights, preferences or privileges senior to those of our common stock. We cannot assure you that we will be able to obtain additional financing when needed on acceptable terms or at all.

In December 2005, we raised $3 million through the issuance of 1,000,001 shares of restricted common stock at $3.00 per share. If we are unable to obtain additional financing on terms satisfactory to us when needed, our operations could be substantially curtailed and the price of our common stock could decline significantly.

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

Our stock price has been extremely volatile, fluctuating over the last two years between $3.00 as of the year ended December 31, 2003, and $6.39 as of the year ended December 31, 2005. These fluctuations have been unrelated to or disproportionately affected by our operating performance. The market price of our common stock could continue to fluctuate significantly in response to a variety of factors, some of which may be beyond our control. These factors may include one or more of the following:

•	Quarterly operating results falling below or exceeding expectations in any given period;
•	Changes in economic conditions generally or in the telecommunications;
•	Market fluctuations relating to markets generally or market sectors that include our competitors, which may or may not be based on earnings or other announcements by us or our competitors;
•	Fluctuations in our revenue which may or may not be related to changes in the way we conduct our business;
•	Announcements by our competitors of new technological innovations, service offerings, contracts, acquisitions or strategic relationships;
•	Departures of key personnel; and
•	Changes in business or regulatory conditions.

In the past, following periods of market volatility, stockholders of some companies have instituted securities class action litigation against such companies. While we have not been involved in securities litigation to date, if we were to be involved in securities litigation, we could incur a substantial cost and experience diversion of resources and the attention of management away from our business. We cannot predict the future performance of the capital markets in general and stocks in our market sector in particular, and we cannot assure you that the price for our common stock will not drop significantly in the future.

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

As of March 14, 2006, there were approximately 68 record holders of our common stock as recorded by American Stock Transfer & Trust Company, and our average daily share volume for the year ended December 31, 2005 was approximately 7,500 shares. The relatively low number of stockholders and trading volume may create significant volatility in our share price or other adverse market conditions that negatively affect stockholders.

Item 2. Properties

In February 2004, we moved our executive offices, warehouse and other property to a new location in Orem, Utah. We lease 6,094 sq. ft. of space at 510 East Technology Avenue, Building C, Orem, Utah from TCU Properties I, LLC under a lease agreement dated as of December 23, 2003. The base monthly rent for 2005 will be $7,061 including all utilities, cleaning and security. The lease is for a five-year period, however, we may cancel the lease after three years. On November 29, 2005 we entered to a thirty-nine month lease agreement to rent approximately 2,500 square feet of commercial space located in Sandy, Utah from Jordan Commons Funding L.L.C. to support our development and administrative efforts. Under a lease agreement the base monthly rent is approximately $5,300, which rent will increase 2.3% annually thereafter. The base monthly rent includes all utilities, cleaning and security.

Item 3. Legal Proceedings

As of March 20, 2006, we are not a party to any legal proceedings, except as set forth below.

Q Comm International v. The Phone Store of Missouri, LLC and Kevin Montgomery.  In March 2005, the Company filed an action in the Fourth District Court, State of Utah against a PIN provider named The Phone Store of Missouri, LLC. The Company believes it was owed approximately $1 million in deactivated PINs which it believes were received in the fourth quarter of 2004. Subsequent to April 2005, the Company determined the obligation includes a mix of deactivated PINs and handsets paid for by the Company that were sold or are in the possession of the vendor. The Company is taking the appropriate legal action to recover the value due; however, there is no assurance of repayment, and management recorded an allowance against the full amount of the receivable in the fourth quarter of 2004.

Item 4. Submission of Matters to a Vote of Security Holders

At the 2005 Annual Meeting of Shareholders of Q Comm, held on November 29, 2005, at Q Comm’s corporate offices in Orem, Utah, the Q Comm shareholders ratified the appointment of Hansen, Barnett & Maxwell, P.C. as Q Comm’s independent auditors for the fiscal year ended December 31, 2005, and elected the six directors set forth in the table below to serve for a one-year term that expires at the 2006 Annual Meeting of Shareholders.

The following table sets forth the shares cast for the election of the Board of Directors and ratification of the appointment of the independent auditors.

Election of the Board of Directors:	Number of votes cast	Votes For	Votes For (%)(1)	Votes Against	Votes Abstained
Michael Keough	5,143,456	5,134,237	99.8%	9,219	0
William Jurika	5,143,456	5,134,237	99.8%	9,219	0
Gary Crook	5,143,456	5,134,237	99.8%	9,219	0
Harry Hargen	5,143,456	5,134,237	99.8%	9,219	0
Steven Phillips	5,143,456	5,134,237	99.8%	9,219	0
Thomas Tesmer	5,143,456	5,134,237	99.8%	9,219	0

(1) As a percentage of votes cast.

Ratification of the appointment of Hansen, Barnett & Maxwell as independent auditors:	Number of votes cast	Votes For	Votes For (%)(1)	Votes Against	Votes Abstained
	5,143,456	5,138,430	99.9%	5,026	0

(1) As a percentage of votes cast.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuance of Equity Securities

Market Information

Our common stock has traded on the American Stock Exchange under the symbol “QMM” since June 2003. Before then, it traded on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. under the symbol “QCCM”. The following table sets forth, for the periods indicated, the range of high and low sales and bid prices for our common stock. Bid prices reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The sales information is available online at http://finance.yahoo.com.

	Sales Price		Bid Price
	High	Low	High	Low
2004
First Quarter	$7.37	$3.63	Not Applicable*
Second Quarter	$4.68	$2.60	Not Applicable*
Third Quarter	$5.50	$3.75	Not Applicable*
Fourth Quarter	$6.00	$3.35	Not Applicable*

2005
First Quarter	$7.37	$3.63	Not Applicable*
Second Quarter	$4.68	$2.60	Not Applicable*
Third Quarter	$3.78	$2.99	Not Applicable*
Fourth Quarter	$3.55	$2.01	Not Applicable*

*On June 25, 2003 our common stock began trading on the American Stock Exchange.

Holders

As of March 14, 2006, there were 68 record holders of our Common Stock as recorded by American Stock Transfer & Trust Company.

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

Recent Sales of Unregistered Securities

2005 Unregistered Sales. During 2005, we completed the following unregistered sales:

In April 2005, we issued 400,000 shares of restricted common stock at $5.00 per share through a private placement for an aggregate of $2,000,000 to a group of accredited investors.

In July 2005, we issued 427,000 shares of restricted common stock at $3.07 per share through a private placement for an aggregate of $1,311,000 in cash to a group of accredited investors.

In July 2005, we issued a promissory note to the Jurika Family Trust in the amount of $614,000. This note has an interest rate of 5% per year and is payable in full on or before July 7, 2007. In connection with the issuance of this note, we also issued warrants to the Jurika Family Trust for 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share. The Jurika Family Trust is controlled by William Jurika, who is our Chairman of the Board and one of our largest shareholders.

In December 2005, we issued 1,000,001 shares of unrestricted common stock at $3.00 per share through a private placement for an aggregate of $3,000,003 in cash to a group of accredited investors:

2004 Unregistered Sales. During 2004, we completed the following unregistered sales:

In July 2004, we sold 850,000 shares of common stock to a group of accredited investors for $3,500,000 in cash.

In October 2004, we issued 12,127 shares of common stock valued at $50,000 in an acquisition of a subsidiary.

In June 2004, we issued 1,667 shares of common stock valued at $7,668 for a stock bonus granted in 2003.

2003 Unregistered Sales. During 2003, we completed the following unregistered sales:

In March 2003, we sold 3,333 shares of common stock to an accredited investor for $20,000 in cash.

In January 2003, we sold a 12% unsecured convertible note in the principal amount of $200,000 and 24,242 shares of common stock to an accredited investor for an aggregate purchase price of $200,000 in cash.

In February 2003, we sold 12% secured convertible debentures due March 31, 2004 in the aggregate principal amount of $1.5 million, 169,231 shares of common stock and warrants to purchase 169,231 shares of common stock to accredited investors. The debentures were repaid in March 2004 on their scheduled maturity date.

The foregoing securities were issued to accredited and/or sophisticated investors in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. We reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of evaluating the merits and risks of the investment. Each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof. Appropriate legends were affixed to the stock certificates or warrants. No commissions were paid in connection with such issuances.

Item 6. Selected Financial Data

The summary consolidated financial data set forth below has been derived from, and are qualified by reference to, our audited Consolidated Financial Statements and the notes thereto, prepared in conformity with generally accepted accounting principles as applied in the U.S. (“U.S. GAAP”), which have been audited in 2005 by Hansen, Barnett and Maxwell, in 2004 by Tanner LC, and in 2003 by Pritchett, Siler & Hardy, P.C. The table below contains data for the last three years—not the last five years. This is because we have restated our financial statements for the years ended December 31, 2003, and 2004, and we have not restated them for the two prior years.

Consolidated Balance Sheet Data:

	For the Years Ended December 31,
	2005	2004	2003
Total Assets	$8,883,749	$10,299,841	$12,893,591
Total Current Liabilities	1,764,111	2,297,310	2,104,455
Total Liabilities	2,187,192	2,680,055	2,363,841
Total Stockholders’ Equity	6,696,557	7,619,786	10,529,750

Consolidated Statement of Operations:

	For the Years Ended December 31,
	2005	2004	2003
Total Sales and Revenue:	46,348,564	16,576,323	6,707,237

Total Cost of Sales and Revenue:
Cost of prepaid PIN sales and fees	38,644,211	12,279,263	4,748,787
Impairment of long-lived assets	2,165,624	653,303	-
Cost of Product Sales	708,093	113,955	130,103
Distribution commissions and fees	7,453,192	4,892,987	2,156,802
Total cost of sales and revenue	48,971,120	17,939,508	7,035,692
Gross Loss	(2,622,556)	(1,363,185)	(328,455)

Operating expenses:
Selling	814,357	757,588	432,075
General and administrative	4,409,122	3,805,514	2,093,279
Depreciation and amortization	398,251	206,226	38,116
Litigation settlements	225,000	-	211,513
Total operating expenses	5,846,730	4,769,328	2,774,983
Loss from operations	(8,469,286)	(6,132,513)	(3,103,438)
Total Other Expense, net	(144,967)	(390,290)	(2,590,880)
Loss before income taxes	(8,614,253)	(6,522,803)	(5,694,318)
Provision for income taxes	-	25,000	-

	For the Years Ended December 31,
	2005	2004	2003

Net Loss	$(8,614,253)	$(6,547,803)	$(5,694,318)

Basic and diluted net loss per common share	$(1.54)	$(1.51)	$(2.12)
Basic and diluted weighted average common shares outstanding	5,586,932	4,345,016	2,691,118

Other Comprehensive Income (Loss):
Net loss	$(8,614,253)	$(6,547,803)	$(5,694,318)
Foreign currency translation adjustment	(15,392)	67,139	-

Comprehensive Loss	$(8,629,645)	$(6,480,664)	$(5,694,318)

Total sales and revenue identified in the table above includes the categories outlined below.  These revenue categories are identified individually on the Consolidated Statement of Operations and Comprehensive Loss.

We use two models to generate revenues: the broker model and the service-bureau model. Under the broker model, which has been and continues to be the dominant alternative, we sell our prepaid products through third-party retail locations. Non-consigned revenue is recognized at the time products are sold as is reflected as “Prepaid sales” on the Consolidated Statement of Operations and Comprehensive Loss. Sales of products are generally made directly to end-users. There is no right of return for products sold and the Company does not have future performance obligations after the sale. These sales transactions are accounted for at “gross” since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) and Emerging Issues Task Force Issue No. 99-19 (EITF 99-19).

In cases where the Company does not own the product sold (consigned products) and another entity retains such risk and reward of product ownership or where certain other requirements of SAB 104 or EITF 99-19 are not met, the Company records revenues on a “net” basis. Consigned product sales are reflected as “Prepaid PIN fees” on the Consolidated Statement of Operations and Comprehensive Loss.

Product sale includes terminals and handset sales.

Process and other fees represent transaction fees, service-bureau sales, and point-of-purchase material sales. The Company uses the service-bureau model primarily with international customers and it is a diminishing part of its business. In this model, the Company licenses its proprietary software and sells its point-of-sale terminals. The customer is responsible for operation of the system and for providing services to its retail stores. The Company receives an ongoing transaction fee for all sales through the system, which is recorded on a “net” basis.

Please refer to Item 7 of this report for a discussion of the main factors causing the substantial changes in certain of the items set forth above, particularly when comparing the year 2005 results to the earlier periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements. Examples of forward-looking statements include, but are not limited to, the following: (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items; (ii) statements regarding our plans and objectives including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities; (iii) statements of future economic performance; and (iv) statements of assumptions underlying other statements.

This report also identifies important factors that could cause our actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors, risks and uncertainties (i) identified or discussed herein; (ii) set forth under Part I, Item 1A of this report; (iii) set forth under the heading “Legal Proceedings” in Part I, Item 3 of this report; (iv) set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Part II, Item 7 of this report; and (v) set forth in the Company’s periodic reports on Forms 10-Q and 8-K as filed with the Securities and Exchange Commission since January 1, 2005.

Overview

The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, which are included herein.

Q Comm’s business consists of the purchase and resale of many types of prepaid telecommunication and other products and services using a proprietary electronic point-of-sale system called Q Xpress. Q Comm also uses VeriFone terminals, and in the future, plans to use other commercially available terminals for merchant processing. The Q Xpress system includes either the Q Xpress 200 terminals, or one of a variety of third-party merchant processing terminals, a data center, and a comprehensive transaction processing platform that manages, operates and maintains the system, and that enables the terminals to communicate with the data center. We intend to expand our historical business while expanding our product line to include a broad range of other prepaid and financial products and services, and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad.

The Q Xpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The Q Xpress system can support the sale of a broad range of prepaid products in electronic format from a single terminal placed in convenience stores and other retail establishments. Using a Q Xpress terminal, a retail merchant can sell wireless telephone time, traditional long distance service or other telephone products, add value to a prepaid debit card, add wireless time to a customer’s account by electronic bill payment, and sell other prepaid products. In general, the prepaid product are sold in the form of personal identification numbers, or “PINs,” that the customer can use to add time to a prepaid cellular handset, make long distance calls or add funds to a debit card by calling the provider of the product and providing the PIN. The consumer pays for the product by paying the retail establishment in which the terminal is located. The terminal records the transaction and sends the relevant information to our data center where it is processed and accounting and transaction records are generated. Revenue from these purchases is divided among the retail merchant, the broker that placed the terminal with the retail merchant, the provider of the prepaid product, and Q Comm.

Our system is designed to accommodate transactions involving virtually any prepaid product that can be delivered electronically. Within the prepaid transaction market, our initial focus has been on the telecommunications market. As a distributor of prepaid products in this market, we purchase PINs from national and regional telecommunication carriers and distribute these through our established network of retail outlets, such as convenience stores, wireless product stores, check cashing stores, grocery stores and discount stores. The prepaid transaction market is rapidly expanding into various types of non-telecommunications products, such as gift and loyalty cards, prepaid debit cards, bill payment and money transfer. In addition to distributing traditional telecommunication products, our system is currently used to provide many of these products as well.

In the first quarter of 2004, we announced that we had modified our software to run on a VeriFone 3700 series terminal. We began beta testing in March 2004 and announced the commercial launch in the second quarter of 2004. This terminal is capable of providing both our prepaid application, which calls into our data center and functions much the same as our Q Xpress 200 terminal, and standard debit/credit card processing through the merchant’s processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. While the VeriFone terminal does not offer as many options as our Q Xpress terminal for selling prepaid products, it is an excellent solution for customers who prefer to have only one terminal in their retail establishment. In 2005, we plan to further expand the devices through which we distribute prepaid products, such as additional debit/credit terminal models, and PC based point-of-sale systems. We believe that expanding the number of devices that can connect to our data center and sell prepaid products will provide access to additional customers and increased revenue in the future.

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

Beginning in 2003, we began offering our service-bureau business model. Under this model, our customers license our data center software and purchase Q Xpress terminals from us. These customers are responsible for functions such as inventory management, product ownership, report generation, and ACH funds transfer. Our agreements with these customers also provide ongoing fees for software maintenance and transactions processed through their system. On an on-going basis, we expect service bureau to be a diminishing portion of our business as a percent of total revenue.

Historically, revenues from international operations have accounted for less than 9% of annual revenues. In 2003, we began generating revenues from customers in Canada, France, the Bahamas and Australia. Given that prepaid wireless is much more widely accepted in Europe, Asia and Latin America than it is in North America, we will continue to explore new international opportunities.

The table below illustrates the revenues we derived from our principal products and services and the percentage of total revenues represented by this amount. The discussion that follows focuses on the sources of revenue that we believe are the most important to our present and future results of operations.

	Year ended December 31,
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Wireless	$43,469,364	93.8%	$14,474,142	87.3%	$5,323,393	79.4%
Long Distance	749,212	1.6%	449,761	2.7%	197,374	2.9%
Terminal and Handset Sales	728,396	1.6%	125,442	0.8%	127,325	1.9%
Fee	485,573	1.0%	462,580	2.8%	407,132	6.1%
Service Bureau	251,765	0.5%	347,273	2.1%	414,123	6.2%
Gift Cards	269,108	0.6%	100,019	0.6%	22,844	0.3%
Debit Card	119,063	0.3%	151,824	0.9%	35,908	0.5%
Bill Pay	73,285	0.2%	-	0.0%	-	0.0%
Other	202,798	0.4%	465,282	2.8%	179,138	2.7%
Totals	$46,348,564	100.0%	16,576,323	100.0%	$6,707,237	100.0%

Prepaid wireless. Prepaid wireless continues to be our largest source of revenue. The prepaid wireless industry is projected to continue to grow and we anticipate that it will continue to be our largest revenue source. Our prepaid wireless products include many major national carriers and many smaller regional carriers. We frequently add new wireless products as the demand arises.

Prepaid long distance. We continued to focus on prepaid long distance revenue in 2005. Our marketing analysis suggests that we can increase prepaid long distance revenues by improving our product offering and by providing informative and attractive point of sale advertising materials to our brokers and merchants.

Terminal and handset sales. Terminal and handset sales during 2005 were primarily driven by the sale of 20,650 Nokia handsets totaling $640,000 in revenue. Terminal sales drove the remaining sales during 2005 and all prior year sales.

Performance fees. Fee revenue is earned on terminal rentals and performance fees. Performance fees include fees charged when weekly rentals from a terminal fall below the agreed-upon minimum level and other miscellaneous fees. We are seeing increased pricing pressures and discounting with fees due to competitive factors. We anticipate that competition will continue to force lower fee revenue as a percent of revenue in the future.

Service bureau. We first began setting up service-bureau customers in 2003 and we acquired our service-bureau customer in Canada in July 2004. Although the Canada Service Bureau has shown growth during 2005, the overall service-bureau revenue model is diminishing as a percent of total revenue, but provides higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues.

Gift and loyalty cards. Gift and loyalty cards recognized growth during 2005. These products allow a user to prepay funds on to a value card to be used at a specific retailer. Gift and loyalty products are expected to continue to grow but are not anticipated to be a major catalyst for sales growth.

Prepaid debit cards. Prepaid debit cards represent a growing segment of our business. This product allows a user to load funds onto a stored value card that will then function the same as a typical debit card. We generate revenues by receiving a share of the load fee charged to the consumer. We currently offer two products that bear the MasterCard logo. We believe that the convenience of a stored value card for the cash-based consumer and increased market awareness of this product will result in increased revenues to us in the future.

Bill pay. Bill Pay, or “walk-in payment services,” is a new product category for the Company and represents a growing segment of our business. Q Comm receives a transaction fee for each walk-in bill payment processed through its system.  By offering walk-in bill pay services through our network, we provide retailers with a growing revenue source and a means of attracting more store traffic, repeat customers and increasing customer loyalty.

Other revenue includes thermal card sales, wireless phone features, home dial tone, wholesale products and prepaid internet.

Analysis of Margins

Historically, our results of operations have been characterized by low-margin products. Under our broker model, we record the entire value of the transaction as revenues. Our direct operating expenses include the amount we pay for the product. Our direct operating expenses do not include the fees and commissions we pay the broker and the retailer who participated in the sale. Several of these key measures describing costs and margins are shown in the table below for 2005, 2004 and 2003.

	Years ended December 31,
	2005	2004	2003
Total sales and revenue	$46,348,564	$16,576,323	$6,707,237

Cost of prepaid PIN sales and fees	38,644,211	12,279,263	4,748,787
Percent of revenue	83.4%	74.1%	70.8%
Cost of product sales	708,093	113,955	130,103
Percent of revenue	1.5%	0.7%	1.9%
Distribution commissions and fees	$7,453,192	$4,892,987	$2,156,802
Percent of revenue	16.1%	29.5%	32.2%

Impairment of assets	$2,165,624	$653,303	$-
Percent of revenue	4.7%	3.9%	0.0%

Gross Loss	$(2,622,556)	$(1,363,185)	$(328,455)
Percent of revenue	-5.7%	-8.2%	-4.9%

Terminal depreciation and software amortization	1,940,419	1,534,000	924,000
Percent of revenue	4.2%	9.3%	13.8%

Specific costs	$641,000	$600,000	$-
Percent of revenue	1.4%	3.6%	0.0%

Adjusted gross loss excluding terminal depreciation and amortization, impairment of assets and specific costs	$(2,124,487)	$(1,424,118)	$(595,545)
Percent of revenue	-4.6%	-8.6%	-8.9%
_____________________________

The change in gross loss from 2004 to 2005 was primarily driven by $356,000 in negative PIN inventory adjustments and a $285,000 write-down in the value of a one-time inventory of Nokia 3300 telephone handsets. Our gross loss percent was also impacted by the reduction of our higher-margin consigned product sales. Consigned products represented 3.2% and 4.7% of net revenue in 2005 and 2004, respectively, negatively impacting the gross margin by 1.4% in 2005, compared to 2004. The change in adjusted gross loss was due to: (i) $2,165,624 in asset impairment charges related to a write-down in the value of our terminal inventory and terminal obsolescence reserves, which negatively impacted our margin by 4.7%; and (ii) specific costs totaling approximately $641,000 related to an adjustment in value for handsets and terminals, which negatively impacted our margin by 1.4%. Our adjusted gross loss, excluding depreciation and amortization of assets and specific costs, was 4.6%.

The change in margins from 2003 to 2004 was due primarily to a write-down of $600,000 in the value of the Nokia 3300 handsets. This specific cost negatively impacted 2004 margins by 3.6%. Excluding these specific charges and terminal depreciation and amortization, the net contribution margin was 8.6%.

For both 2005 and 2004, our gross loss was also negatively impacted by the increase in revenues from lower-margin wireless products and by a reduction in high-margin fees. In addition, because of our thin margins, a minor change in the price that we pay for products has a substantial effect on our net income or loss if we are not able (or, in the case of price decreases, are not required) to pass the difference on to our customers.

The resale of prepaid telecommunication products has historically been a commodity market with most price increases or decreases being passed through the distribution chain to the end user. The amount of margin available to each participant in the distribution chain can be affected by various factors, however, such as the service provided, the risk assumed by the participant, and the volume and payment terms on which the participant can purchase product. Historically, we have purchased product from a reseller at a markup from the supplier price. As our business expands, we believe that there may be opportunities to increase margins by purchasing a greater percentage of our products directly from the carrier and by purchasing in greater volume. However, the telecommunications business in general, and the wireless business in particular, are changing rapidly and it is difficult to anticipate potential changes that may occur in the distribution chain. Thus, there is no assurance that we will be successful in realizing these opportunities.

Substantially all of our revenues are collected through automated clearinghouse, or ACH, transactions initiated by us within 72 hours of the sale of the product. In an ACH transaction, funds are electronically transferred from the merchants’ accounts to our accounts. In most cases, our brokers are responsible for any unpaid ACH transactions from retailers, so we experience relatively little bad debt expense from our product sales through terminals. We generate receivables from sales of terminals and from license fees and consulting services provided to assist service-bureau customers in setting up and operating data centers.

Operating Metrics

We monitor our business and measure our performance in a number of ways. Several of these key measures, including our adjusted average monthly revenue per activated terminal, which we think is a key indicator of our business, are shown in the table below for the four quarters in 2005. We note that our average monthly revenue per activated terminal decreased from $53, for the period ended September 30, 2005, to $39, for the period ended December 31, 2005.  For the three month period ended December 31, 2005, our contribution margin was $444,834, a decrease of $129,149, compared with the three month period ended September 30, 2005. This decrease is attributable to a decrease in prepaid product sales, higher distributor and broker commissions, and product mix impacts, including a $20,000 decrease in fees. We plan to improve our contribution margin through the following: (i) changing our fee structure and increasing our fees for the period ending March 31, 2006; (ii) improving our economies of scale by increasing the sales of prepaid PIN products and fee sales; (iii) increasing sales of higher-margin financial services products; (iv) increasing sales of PINs by establishing more direct relationships with carriers; and (v) improving the terms of pricing agreements with MVNOs and brokers.

Broker Model:	For the Three Months Ended December 31, 2005	For the Three Months Ended September 30, 2005	For the Three Months Ended June 30, 2005	For the Three Months Ended March 31, 2005
	(in dollars, except for terminal figures)
Net terminal activations (1)	(69)	536	621	396

Total activated terminals	3,809	3,878	3,342	2,721
Average activated terminals (2)	3,844	3,610	3,032	2,523

Average monthly revenue per unit (ARPU) calculation:
Total sales and revenue less product sales and service bureau revenue	11,677,055	12,055,181	13,232,308	8,403,909

Less cost of prepaid PIN sales and fees, and distribution commissions and fees, excluding depreciation and amortization allocable to cost of sales and specific charges (3)	11,232,171	11,481,199	12,816,467	7,986,076
Total contribution margin	444,834	573,983	415,841	417,833

Average monthly revenue per activated terminal (3)	39	53	46	55

(1)	A terminal is defined as activated when it generates its first revenue at a retail site.

(2)	Average activated terminals includes the average of the total activated terminals at the end of the current and prior quarter.

(3)
The specific costs for the 2005 period totaled approximately $641,000, and included approximately $356,000 in PIN-inventory adjustments for the period ended June 30, 2005, and a $285,000 write-down of the value of the Nokia 3300 handsets for the period ended March 31, 2005.

_____________________________

Although we had approximately 670 new terminals activated at merchant locations for the period ended December 31, 2005, we had approximately 740 terminals deactivated. This resulted in a net terminal count of approximately 3,800. The deactivations were driven by the following: (i) the deactivation of certain terminals that we determined to be unfavorable credit risks; (ii) the bankruptcy of a broker/merchant chain; (iii) losing one broker/merchant to a competitor; and (iv) deactivations resulting from normal discontinuance by certain customers of their subscription service.

Our broker model revenues depend on the following factors: (i) number of terminals in service; (ii) average gross sales per terminal; (iii) margin on product sales; and (iv) fees and other ancillary charges. The first factor is shown in the data on units shipped, exchanged, canceled, and net units placed. The other factors are captured in the measurement of average revenue per terminal (referred to as “ARPU”).

As discussed above, we plan to develop other distribution methods for distributing products using our back-end data center. As we add customers who use distribution methods other than our Q Xpress terminal (e.g. electronic cash registers and Kiosk’s), our focus will shift from terminals in service to total retail locations regardless of the method of product distribution.

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

Revenue recognition. We use two models to generate revenues: the broker model and the service-bureau model. Under the broker model, which has been and continues to be the dominant alternative, we sell our prepaid products through third-party retail locations. Revenue is recognized at the time products are sold. Sales of products are generally made directly to end-users. There is no right of return for products sold and the Company is not obligated for further performance after the sale. These sales transactions, categorized as “prepaid PIN sales” on the consolidated statements of operations and comprehensive loss, are accounted for at “gross” since the Company meets the requirements specified by Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) and Emerging Issues Task Force Issue No. 99-19 (EITF 99-19).

In cases where the Company does not own the product sold and another entity retains such risk and reward of product ownership or where certain other requirements of SAB 104 or EITF 99-19 are not met, the Company records revenues on a “net” basis. Revenue recorded on a “net” basis is categorized as “prepaid PIN fees” on the consolidated statements of operations and comprehensive loss.

We use the service-bureau model primarily with international customers and is a diminishing part of our business. In this model, the Company licenses its proprietary  software and sells its point-of-sale  terminals. The customer is responsible for operation of the system and providing services to its retail stores. We receive an ongoing transaction fee for all sales through the system, which is recorded on a “net” basis.

Cost of prepaid PIN sales and fees. Cost of prepaid sales and fees consists primarily of the costs of the prepaid telecommunication and other miscellaneous products sold at retail and terminals sold to customers and depreciation on terminals in use, and amortization expense on capitalized software. The full cost of the product, as well as all direct costs associated with the sale of the product, is recorded at the time of sale.

During 2005 we recognized approximately $356,000 in negative PIN inventory adjustments. In addition, in January 2005, a vendor sold or took possession of approximately 9,000 handsets without reimbursing the Company.  We expensed these missing handsets in the first quarter of 2005 and recorded a receivable from the vendor, and recorded a reserve totaling $285,000 during the period ended March 31, 2005. We are pursuing litigation against this vendor (see Item 3—“Legal Proceedings” for a more detailed discussion).  During 2004, we also recognized a write-down of $600,000 related to the value of the Nokia 3300 handsets.

Cost of product sales. Cost of product sales includes the cost of terminals and handsets sold.

Distribution commissions and fees. Distribution commissions and fees include fees paid to brokers and other intermediaries and transaction processing fees paid to a third party.

Software development costs. We capitalize software development costs incurred to develop certain of the Company’s products and services in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS No. 142, the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing this asset over its three-year estimated useful life.

Impairment of long-lived assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and purchased intangibles that are subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

For the year ended December 31, 2005, we performed an impairment analysis and determined that terminals were impaired and recorded an impairment loss of $711,672; we also recorded a goodwill impairment loss of $187,247, which related to acquisitions from 2000 and 2004. For the period ended June 30, 2005, we completed an impairment analysis and determined long-lived assets were impaired. As a result, we recorded an impairment loss of $1,266,704, which related to terminals.

For the year ended December 31, 2004, we recorded an impairment of $653,000 related to the purchase of Point de Vente (PDV) in July 2004. In the fourth quarter of 2004, we assessed the recoverability of the intangible assets of PDV and, inasmuch as we had not yet realized expected increases in sales volumes and cash flows, we determined to write off all intangible assets that were recorded at the time of purchase.

Stock options and warrants. In December 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure, an amendment of FASB Statement No. 123”. This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. We have adopted the disclosure-only requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” as provided by Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation -- Transition and Disclosure -- an amendment to FASB Statement No. 123.” As a result, no compensation costs are recognized for stock options granted to employees, officers and directors. Options and warrants granted to non-employees are recorded as an expense on the date of grant based on the then estimated fair value of the option or warrant.

Our stock option plans provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The Company accounts for grants to employees and directors under its stock option plans in accordance with the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

Income taxes. At December 31, 2005, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $22.0 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, and because management has determined that the deferred tax assets may not be realized, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depend, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. Our ability to use our accumulated net operating loss against future taxable income, if any, may cause our future reported earnings, if any, to be greater than they would be if fully taxable.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenues for the years presented. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages may change substantially as a result of our implementation of different sales models and other factors.

	For the Years Ended December 31,
	2005	2004	2003
Revenue	100.0%	100.0%	100.0%
Cost of prepaid PIN sales and fees	83.4%	74.1%	70.8%
Cost of product sales	1.5%	0.7%	1.9%
Impairment of long-lived assets	4.7%	3.9%	0.0%
Distribution commissions and fees	16.1%	29.5%	32.2%
Selling expenses	1.8%	4.6%	6.4%
General and administrative expenses	9.5%	23.0%	31.2%
Depreciation and amortization	0.9%	1.2%	0.6%
Litigation settlements	0.5%	0.0%	3.2%
Loss from operations	-18.3%	-37.0%	-46.3%
Other Income (expenses) - net	-0.3%	-2.4%	-38.6%

Net loss before income taxes	-18.6%	-39.4%	-84.9%
Provision for income taxes	0.0%	0.2%	0.0%

Net loss	-18.6%	-39.5%	-84.9%
_____________________________

The following table presents our statements of operations, showing dollar and percentage changes from 2005 to 2004.

	For the Years Ended December 31,		Increase (Decrease)
	2005	2004	$	%
Total Sales and Revenues	$46,348,564	$16,576,323	$29,772,241	179.6%
Cost of Sales and Revenue:
Cost of prepaid PIN sales and fees	38,644,211	12,279,263	26,364,948	214.7%
Cost of product sales	708,093	113,955	594,138	521.3%
Impairment of long-lived assets	2,165,624	653,303	1,512,321	231.5%
Distribution commissions and fees	7,453,192	4,892,987	2,560,205	52.3%
Total Cost of Sales and Revenue	48,971,120	17,939,508	31,031,612	173.0%
Gross Loss	(2,662,556)	(1,363,185)	(1,259,371)	92.4%
Operating Expenses:
Selling	814,357	757,588	56,769	7.5%
General and administrative	4,409,122	3,805,514	603,608	15.9%
Depreciation and amortization	398,251	206,226	192,015	93.1%
Litigation settlements	225,000	-	225,000	100.0%
Total operating expenses	5,846,730	4,769,328	1,077,402	22.6%
Loss from operations	(8,469,286)	(6,132,513)	(2,336,773)	38.1%

Total Other Expense, net	(144,967)	(390,290)	245,323	62.9%
Loss before Income Taxes	(8,614,253)	(6,522,803)	(2,091,450)	32.1%
Provision for Income Taxes	-	25,000	(25,000)	-100.0%

Net Loss	$(8,614,253)	$(6,547,803)	$(2,066,450)	31.6%

Basic and Diluted Net Loss per Common Share	$(1.54)	$(1.51)	$(0.03)	2.0%
Basic and Diluted Weighted Average Common Shares Outstanding	$5,586,932	$4,345,016	$1,241,916	28.6%

Other Comprehensive Income (Loss):
Net loss	$(8,614,253)	$(6,547,803)	$(2,066,450)	31.6%
Foreign currency translation adjustment	(15,392)	67,139	(82,531)	-122.9%

Comprehensive Loss	$(8,629,645)	$(6,480,664)	$(2,148,981)	33.2%
_____________________________

The following table presents our statements of operations, showing dollar and percentage changes from 2004 to 2003.

For the Years Ended December 31,		Increase (Decrease)
2004	2003	$	%
Total Sales and Revenues	$16,576,323	$6,707,237	$9,869,086	147.1%
Cost of Sales and Revenue:
Cost of prepaid PIN sales and fee	12,279,263	4,748,787	7,530,476	158.6%
Cost of product sales	113,955	130,103	(16,148)	-12.4%
Impairment of long-lived assets	653,303	-	653,303	100.0%
Distribution commissions and fees	4,892,987	2,156,802	2,736,185	126.9%
Total Cost of Sales and Revenue	17,939,508	7,035,692	10,903,316	155.0%
Gross Loss	(1,363,185)	(328,455)	1,034,730	315.0%
Operating Expenses
Selling	757,588	432,075	325,513	75.3%
General and administrative	3,805,514	2,093,279	1,712,235	81.8%
Depreciation and amortization	206,226	38,116	168,110	441.0%
Litigation settlements	-	211,513	(211,513)	-100.0%
Total operating expenses	4,769,328	2,774,983	1,994,345	71.9%
Loss from operations	(6,132,513)	(3,103,438)	3,029,075	97.6%

Total Other Expense, net	(390,290)	(2,590,880)	2,200,590	84.9%
Loss before Income Taxes	(6,522,803)	(5,694,318)	(828,485)	14.5%
Provision for Income Taxes	25,000	-	25,000	0.0%
Net Loss	$(6,547,803)	$(5,694,318)	$(853,485)	15.0%

Basic and Diluted Net Loss per Common Share	$(1.51)	$(2.12)	$0.61	-28.8%
Basic and Diluted Weighted Average Common Shares Outstanding	$4,345,016	$2,691,118	$1,653,898	61.5%
Other Comprehensive Income (Loss):
Net loss	$(6,547,803)	$(5,694,318)	$(853,485)	15.0%
Foreign currency translation adjustment	67,139	-	67,139	0.0%

Comprehensive Loss	$(6,480,664)	$(5,694,318)	$(786,346)	13.8%
_____________________________

Years ended December 31, 2005, 2004, and 2003

Sales and revenues. Our 2005 sales and revenues increased over the 2004 results due to both an increase in number of terminals in the field and an increase in revenues per terminal during 2005. Wireless products were the dominant growth category, with $28.4 million in incremental revenue. Sales and revenues from other prepaid products, including long distance, gift cards and bill pay also realized increases over 2004, as did revenues from sales of terminals. We also had one-time revenue in 2005 from the sale of telephone handsets that we received in settlement of a note receivable. We expect the following factors to positively impact revenues in 2006: (i) a continuing increase in our installed base of terminals, some of which were only recently installed and therefore did not contribute significantly to 2005 revenues; (ii) our recently expanded direct sales force that will be fully trained and active throughout 2006; (iii) the addition of new means of product distribution, such as debit/credit card terminals and PC-based delivery of product; (iv) the addition of new products to our library, such as gift/loyalty cards and bill pay, and new vendors of existing products; and (v) the anticipated continuing growth of the prepaid wireless market. While we believe that these factors will result in further revenue growth in 2006, there is no assurance that they will.

Our 2004 sales and revenues increased over the 2003 amount due to both an increased number of terminals in the field and to an increase in revenues per terminal during 2004. The acquisition of Point de Vente in July 2004 added approximately $2.0 million in revenues to the 2004 total. Most revenue categories experienced increases during 2004 compared to 2003, with the largest increase of $9.1 million coming from prepaid wireless products.

Cost of prepaid PIN sales and fees. Our cost of prepaid PIN sales and fees (including terminal depreciation and amortization) for the year ended December 31, 2005, as a percentage of revenues, was 83.4%, compared to 74.1% for the year ended December 31, 2004. This increase was primarily attributable to approximately $641,000 in specific charges, including $356,000 in PIN inventory adjustments and a $285,000 write-down in value of Nokia 3300 handsets. In the future, we expect our margins to fluctuate as changes occur in our product mix, level of fees charged, and discount rates offered by carriers.

Our cost of prepaid PIN sales and fees (including terminal depreciation and amortization) for the year ended December 31, 2004, as percentage of revenues, was 74.1%, compared to 70.8% for the year ended December 31, 2003. This increase was attributable to a $600,000 loss resulting from handsets that were not received by the Company in connection with the previously discussed deposit made to a vendor-inventory write down related to telecommunications products, and our mix of sales. This increase was offset in part by several new wireless MVNO carriers we added in 2004 who offer higher discounts on their products. In the future, we expect our margin to fluctuate as changes occur in our product mix, level of fees charged, and discount rates offered by carriers.

Cost of product sales. Our cost of product sales for the year ended December 31, 2005, as a percent of revenues, was 1.5%, compared to 0.7% for the year ended December 31, 2004. This increase was primarily attributable to the sale of 20,650 Nokia handsets totaling $640,000 in revenue.

Our costs of product sales, as a percent of revenue, were 0.7% and 1.9%, for the years ended December 31, 2005 and 2004, respectively. This decrease is attributable to a lower mix of terminal sales as a percent of revenue.

Impairment of long-lived assets. For the year ended December 31, 2005, we experienced approximately $2,165,000 (a 4.7% margin impact) in impairment losses. The impairments included approximately $1,978,000 in losses resulting from a write-down in terminal-value and terminal-obsolescence reserves and a $144,580 impairment charge due to the loss of a customer and related to an acquisition made in 2000, which was classified as an indefinite-life intangible asset. In accordance with SFAS no. 142, the Company completed its test of goodwill for impairment during the year ended December 31, 2005. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment, and recorded the appropriate impairment expense.  Finally, the impairments included a $42,668 impairment charge related to the purchase of 300 customer accounts in August 2004.

We recorded an impairment of $653,000 in 2004 related to the purchase of Point de Vente (a 3.9% margin impact). Because we did not realize expected increases in sales volumes and cash flows from that acquisition, we determined to write off all intangible assets that were recorded at the time of purchase. Our primary reason for purchasing Point de Vente was to gain access to the Canadian market. Canadian telecom carriers generally do not grant direct distribution agreements to U.S.-based customers.

Distribution commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Q Xpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the year ended December 31, 2005 as a percent of revenue were 16.1%, compared to 29.5% for the year ended December 31, 2004, and 32.2% for the year ended December 31, 2004. The primary driver for the reduction during 2005 and 2004 is a shift in our sales strategy from brokered sales to a larger direct sales force.

For the years ended December 31, 2004 and 2003 distribution commissions and fees, as a percent of revenue, were 29.5% compared to 32.3%. The primary driver for the reduction was the transfer of all customers from a third-party processor to our Q Xpress system during 2004.

Margin. After subtracting cost of prepaid PIN sales and fee, and distribution commissions and fees paid to the brokers and retailers from revenue, we had margins (including terminal depreciation and software amortization expenses) of approximately (1.0%) for the year ended December 31, 2005 and (4.3%) for the comparable period in 2004. This increase is primarily attributable to a loss in 2004 of approximately $600,000 (a negative 3.6% margin impact) resulting from a write-down in value of Nokia handsets. Fees and Service Bureau both reduced in absolute dollars terms and as a percent of revenue. The impact the Fee and Service Bureau reduction negatively impact margins on a “dollar-for-dollar” basis. During 2005 we were able to reduce commission and fees costs primarily by obtaining more direct customers. During 2006 one of our primary strategies is to further improve margins by obtaining more direct contracts with retail chains where we would not have to pay a broker commission and by obtaining more direct contracts with PIN providers, thus avoiding the mark up added by primary distributors. There is no assurance that we will be successful in improving our margin after commissions and fees in 2006. Our market is increasingly competitive and we may have to discount fees to gain market share; this and other factors could result in lower margins in 2006.

After subtracting cost of prepaid PIN sales and fee, and distribution commissions and fees that were paid to the brokers and retailers from revenue, we had margins (including terminal depreciation and software amortization expenses) of approximately (4.3%) for the year ended December 31, 2004 and (4.9%) for the comparable period in 2003. The decrease is primarily attributable to: (i) an offset to the benefit in margin from our mix of sales and a $600,000 (a negative 3.6% margin impact) loss resulting from handsets that were not received by the Company in connection with the previously discussed deposit to a vendor; and (ii) our mix of sales. This decrease was offset in part by an increase in fees charged during 2004, compared with 2003.

Selling and marketing expenses. Selling and marketing expenses increased by $57,000 during 2005 compared to 2004, but declined as a percentage of revenues. This increase included a $68,000 increase in sales commissions from a commission plan instituted in 2005, an increase in base salaries of $25,000, and an increase of $17,000 for advertising and promotion. These increases were offset in part by a $50,000 decrease in travel. We may continue to experience increases in selling and marketing costs in 2006 as we continue to focus on direct sales and as we invest in new programs to introduce our products.

Selling and marketing expenses for the year ended December 31, 2004 increased by approximately $325,000, compared to 2003. This was due to increased base salaries of $210,000 from the addition of five new sales personnel and an increase of $115,000 in sales commissions from a commission plan instituted in 2004.

General and administrative. General and administrative expenses increased by $603,608 during 2005 compared to 2004, but declined as a percentage of revenues. This increase in expenses can be primarily attributed to the addition of 12 new employees, and an increase in base salaries expense of $528,000.  Other factors that contributed to the increase in G & A expenses include $337,000 in increased accounting fees and $134,000 in increased legal fees. These increases were offset in part by: (i) a $146,000 decrease in loss on disposal of assets; (ii) a $107,000 decrease in postage and supplies; (iii) a $84,000 decrease in investor relations expenses; (iv) a $41,000 decrease in consulting fees; and (v) a $18,000 decrease in director and officer insurance, utilities, recruiting and repair and maintenance. In order to support expanded operations, we expect that general and administrative expenses will also continue to increase in the coming year.

General and administrative expenses increased during 2004 compared to 2003 in terms of the gross dollar amount of expenses, but declined as a percentage of revenues. This increase was due to a number of factors, including increased salaries and benefits of $297,000. Of this amount, $126,000 was due to a reduction in the salaries that were eligible to be capitalized as software development costs in 2004. Additional factors causing the increase include the following: (i) a $160,000 accrual toward a team bonus payment due in March 2005 for 2004 performance, while no expense of this nature was recorded in 2003; (ii) a $140,000 increase in loss or disposal of assets; (iii) increases in corporate costs such as board fees and expenses ($90,000), directors and officers insurance ($75,000), recruiting costs for board members and management positions ($43,000) and professional services ($105,000); and (iv) an increase in office costs such as rent and telephone of $130,000.

Depreciation and amortization. Depreciation and amortization expenses increased by approximately $599,000, compared to 2004. Of this increase, approximately $255,000 is attributable to higher amortization of software development costs in 2005 and to higher depreciation expenses from an increased number of terminals in service. As we continue to amortize software development costs and we increase the number of terminals in service, we expect depreciation and amortization expenses to increase in the future.

Depreciation and amortization expenses for the year ended December 31, 2004 increased by approximately $778,000, compared to 2003. Of this increase, approximately $624,000 is attributable to higher amortization of software development costs in 2004 and to higher depreciation expenses from an increased number of terminals in service.

Litigation settlements. For 2005, we recorded litigation settlement expense of $225,000. This amount relates to an action with Dial-Thru International that was fully resolved in 2005. No such settlement expenses were recorded in 2004. For 2003, we recorded a litigation settlement expense of $211,523. This amount relates to two separate actions that were fully resolved in 2003.

Other income and expense-net. This category consists primarily of interest income and expense. For the years ended December 31, 2005 and 2004, this number was $145,000 and $390,000, respectively. This decrease of $45,000 is attributable to several factors. In 2004, we recorded $301,000 as interest expense from the discount on debt and an additional $118,000 in interest expense on a related party note and capital lease obligations. The 2005 result is primarily attributable to interest expense related to a warrant to purchase 230,000 shares of common stock that was issued to the Company’s Chairman of the Board of Directors in conjunction with a $614,000 loan the Chairman made to the company on July 11, 2005. The warrant was treated as a discount on the note and amortized over the two-year term of the loan. Also, the Company recognized approximately $76,000 in interest expense related the value of the warrant, approximately $15,000 in interest earned related to a $614,000 loan, and approximately $65,000 in interest expense primarily related to lease obligations.

The “Other income and expense” category for the years ended December 31, 2004 and 2003 was $390,000 and $2,591,000, respectively. In 2003, the Company incurred $2,640,000 of interest expense related to the unsecured note, convertible note and debentures that we sold in 2003.

Income tax expense. At December 31, 2005, we had operating loss carryforwards of approximately $22.0 million that may be applied against future taxable income, if any, through 2025. The net operating loss carryforwards and other items resulted in net deferred tax assets of approximately $9.2 million. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined. As a result of the uncertainty surrounding the realization of the deferred tax assets, we established a valuation allowance that is equal to the value of net deferred tax assets, and no income tax benefit from our operating loss has been recognized for any of the periods presented.

Liquidity and Capital Resources

Cash and cash equivalents. As of December 31, 2005, our balance of cash and cash equivalents was $3,806,904, and the balance of our restricted cash was $532,875. Restricted cash is maintained to support letters of credit covering capital lease arrangements and to secure a bank account that is used for processing automated clearinghouse transactions. In order to secure the bank account, the Company must maintain a balance of 2% of the previous month’s total transactions that have been processed through the account.

As of December 31, 2005, we had working capital of approximately $4.8 million and a current ratio of 3.7 to 1.

Financing activity cash flows. Historically, we have financed our working capital requirements through the sale of equity, proceeds from the sale of convertible debentures and notes, and proceeds from short-term and long term borrowings.

In 2005, we entered into a number of financing transactions, including $6.3 million in private placements of our common stock and a $614,000 related party note. In 2004, we also relied on a number of financing transactions, including $3.5 million in private placements of our common stock and $850,000 in capital leases. In 2003, we raised $13.7 million through the sale of common stock in public offering, $1.6 million in the sale of common stock in connection with notes payable, and $1.0 million through the issuance of warrants in connection with notes payable.

The Company does not have the necessary capital to continue its operations as planned. In this regard, our independent auditors have stated in their auditors' report for the year ended December 31, 2005 that our recurring losses raise substantial doubt about our ability to continue as a going concern (see Item 8 “Financial Statements and Supplementary Data” for a more detailed discussion). Accordingly, the Company plans to raise additional funds in 2006. These additional funds may be in the form of equity, debt or convertible securities, or a combination of these.  There is no assurance that the Company will successfully raise additional funds.

Recently Enacted Accounting Standards

For a discussion of recently enacted accounting standards, see Note 1—“Recently Enacted Accounting Standards” to the Consolidated Financial Statements, set forth in Item 8.

Contractual Obligations and Off Balance Sheet Items

In the course of ordinary business activities, Q Comm International enters into a variety of contractual cash obligations and other commitments. We can offer no assurances that we will be able to generate sufficient cash from operations or obtain financing to meet our remaining obligations when due.

The following table summarizes significant contractual cash obligations as of December 31, 2005:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Debt obligations, plus interest	$673,628	$—	$673,628	$—	$—
Capital leases	449,766	408,132	31,890	9,744	—
Operating leases	484,356	159,164	325,192	—	—

Total	$1,607,750	$567,296	$1,030,710	$9,744	$—
_____________________________

For additional information on each of these items, see Note 6 - related Party Obligations, and Note 8 — Lease Obligations” to the Consolidated Financial Statements, set forth in Item 8.

We are from time to time a party to litigation arising in the ordinary course of its business. Currently, there are no legal proceedings that management believes would have a material adverse effect upon our consolidated results of operations or financial condition. From time to time, Q Comm International enters into agreements with unaffiliated parties that contain indemnification provisions, the terms of which may vary depending on the negotiated terms of each respective agreement. The amount of such obligations is not stated in the agreements. Our liability under such indemnification provision may be subject to time and materiality limitations, monetary caps and other conditions and defenses.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

HANSEN, BARNETT& MAXWELL
A Professional Corporation
CERTIFIED PUBLIC ACCOUNTANTS	Registered with the Public Company
5 Triad Center, Suite 750	Accounting Oversight Board
Salt Lake City, UT 84180-1128
Phone: (801) 532-2200 Fax: (801) 532-7944
www.hbmcpas.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Q Comm International, Inc.

We have audited the accompanying consolidated balance sheets of Q Comm International, Inc. and subsidiaries as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Q Comm International, Inc. and subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, used cash in its operating activities and as of December 31, 2005, has an accumulated deficit of $28,389,476. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments relating to the recoverability and classification of asset-carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
March 17, 2006

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

Tanner LC

Salt Lake City, Utah
March 29, 2005 except for Notes 9 and 14,
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

PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
February 7, 2004, except for Note 17 as
to which the date is August 5, 2005

 Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

	For the Years ended December 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,806,904	$773,052
Trade accounts receivable, net	638,725	895,388
Other receivables, net	-	61,434
Inventory, net	1,456,937	1,081,637
Equipment held for resale	610,000	-
Deposit on handsets	-	925,000
Prepaid expenses	46,550	156,375
Total Current Assets	6,559,116	3,892,886

Property and Equipment, net	1,321,564	4,382,953

Other Assets:
Restricted cash	532,875	510,692
Capitalized software development costs, net	283,762	1,052,344
Goodwill, net	-	144,580
Intangible assets, net	24,000	166,667
Deposits	162,432	149,719

Total Other Assets	1,003,069	2,024,002

Total Assets	$8,883,749	$10,299,841

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$909,231	$1,525,634
Accrued expenses	463,974	281,302
Capital lease obligations - current portion	390,906	490,374
Total Current Liabilities	1,764,111	2,297,310

Long Term Liabilities:
Related party obligation, net of unamortized discount of $223,216	390,784	-
Capital lease obligations, net of current portion	32,297	382,745
Total Long term Liabilities	423,081	382,745
Total Liabilities	2,187,192	2,680,055
Commitments and Contingencies (notes 2, 8, 9 and 14)
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,914,795 shares and 4,859,044 shares outstanding, respectively	6,915	4,859
Additional paid-in capital	35,038,139	27,333,779
Accumulated deficit	(28,389,476)	(19,775,223)
Accumulated other comprehensive income	51,747	67,139
Receivable from shareholder	(10,768)	(10,768)

Total Stockholders’ Equity	6,696,557	7,619,786

Total Liabilities and Stockholders’ Equity	$8,883,749	$10,299,841

See accompanying notes to consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended December 31,
	2005	2004	2003
SALES AND REVENUE
Prepaid PIN sales	$43,214,886	$14,783,482	$5,333,730
Prepaid PIN fees	1,500,160	785,014	390,399
Product sales	728,396	125,442	114,593
Processing and other fees	905,122	882,385	868,515
Total sales and revenue	46,348,564	16,576,323	6,707,237

COST OF SALES AND REVENUE
Cost of prepaid PIN sales and fees	38,644,211	12,279,263	4,748,787
Cost of product sales	708,093	113,955	130,103
Impairment of long-lived assets	2,165,624	653,303	-
Distribution commissions and fees	7,453,192	4,892,987	2,156,802
Total cost of sales and revenue	48,971,120	17,939,508	7,035,692
Gross Loss	(2,622,556)	(1,363,185)	(328,455)
OPERATING EXPENSES
Selling	814,357	757,588	432,075
General and administrative	4,409,122	3,805,514	2,093,279
Depreciation and amortization	398,251	206,226	38,116
Litigation settlements	225,000	-	211,513
Total operating expenses	5,846,730	4,769,328	2,774,983
Loss from operations	(8,469,286)	(6,132,513)	(3,103,438)

OTHER INCOME (EXPENSE)
Interest income	20,626	32,092	51,984
Interest and other expense	(165,593)	(422,382)	(2,642,864)
Total Other Income Expense, net	(144,967)	(390,290)	(2,590,880)
Loss before income taxes	(8,614,253)	(6,522,803)	(5,694,318)
Provision for income taxes	-	25,000	-

Net Loss	$(8,614,253)	$(6,547,803)	$(5,694,318)

Basic and Diluted Net Loss per Common Share	$(1.54)	$(1.51)	$(2.12)
Basic and Diluted Weighted Average Common Shares Outstanding	$5,586,932	$4,345,016	$2,691,118

OTHER COMPREHENSIVE LOSS
Net loss	$(8,614,253)	$(6,547,803)	$(5,694,318)
Foreign currency translation adjustment, net of tax	(15,392)	67,139	-

Comprehensive Loss	$(8,629,645)	$(6,480,664)	$(5,694,318)

See accompanying notes to consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2004 AND 2005

	Common Stock		Additional Paid-in	Receivable from	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shareholder	Income	Deficit	Equity
Balance as of December 31, 2002	1,268,443	$1,268	$7,511,857	$(130,950)	$-	$(7,533,102)	$(150,927)
Issuance of common stock for cash, at $6.00 to $6.50 per share, net of offering costs of $2,807,185	2,533,333	2,533	13,655,282	-	-	-	13,657,815
Issuance of common stock in connection with notes payable, valued at $8.44 to $8.86 per share	193,474	194	1,645,261	-	-	-	1,645,455
Issuance of warrants issued in connection with notes payable	-	-	1,000,000	-	-	-	1,000,000
Cash received for subscription receivable	-	-	-	71,725	-	-	71,725
Net loss	-	-	-	-	-	(5,694,318)	(5,694,318)

Balance at December 31, 2003	3,995,250	3,995	23,812,400	(59,225)	-	(13,227,420)	10,529,750
Issuance of common stock for cash, at $4.00 to $5.00 per share, net of offering costs of $35,425	850,000	850	3,463,725	-	-	-	3,464,575
Issuance of common stock for services, at $4.60 per share	1,667	2	7,666	-	-	-	7,668
Issuance of common stock for purchase of Point de Vente, at $4.12 per share	12,127	12	49,988	-	-	-	50,000
Cash received for subscription receivable	-	-	-	48,457	-	-	48,457
Foreign currency translation adjustment	-	-	-	-	67,139	-	67,139
Net loss	-	-	-	-	-	(6,547,803)	(6,547,803)

Balance at December 31, 2004	4,859,044	4,859	27,333,779	(10,768)	67,139	(19,775,223)	7,619,786
Exercise of warrants	100,000	100	524,900	-	-	-	525,000
Exercise of options	128,750	129	589,634	-	-	-	589,763
Issuance of common stock for cash at $5.00 per share net of issuance costs of $18,000	400,000	400	1,981,600	-	-	-	1,982,000
Issuance of common stock for cash at $3.07 per share	427,000	427	1,310,463	-	-	-	1,310,890
Warrants issued in connection with related party note payable	-	-	298,760	-	-	-	298,760
Issuance of common stock for cash at $3.00 per share	1,000,001	1,000	2,999,003	-	-	-	3,000,003
Foreign currency translation adjustment	-	-	-	-	(15,392)	-	(15,392)
Net loss	-	-	-	-	-	(8,614,253)	(8,614,253)
Balance at December 31, 2005	6,914,795	$6,915	$35,038,139	$(10,768)	$51,747	$(28,389,476)	$6,696,557

See accompanying notes to consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,614,253)	$(6,547,803)	$(5,694,318)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	6,507	153,020	10,591
Depreciation and amortization	2,338,670	1,740,226	962,116
Amortization of discount on debentures and notes	75,544	300,947	2,344,507
Provision for doubtful accounts	710,792	596,585	-
Loss of partial deposit on handsets	-	600,000	-
Impairment of assets	2,165,624	653,303	-
Loss from inventory adjustments	23,169	-	-
Non-cash compensation	-	1,001	6,667

Change in operating assets and liabilities
Accounts receivable	(454,128)	(527,038)	(392,310)
Other receivables	61,434	(1,061,434)	-
Inventory	(398,469)	338,520	(551,625)
Deposit on handsets	925,000	(1,525,000)	-
Prepaid expenses	109,825	(156,139)	(9,741)
Accounts payable	(616,403)	(192,507)	(373,729)
Accrued liabilities	182,671	76,448	(58,438)
Other assets	(12,713)	-	-
Unearned revenue	-	(80,000)	80,000
Contingent liabilities	-	(70,000)	(289,235)
Net Cash Used in Operating Activities	(3,496,730)	(5,699,871)	(3,965,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(22,183)	939,891	(1,450,583)
Investment in note receivable	-	-	(150,000)
Collection of note receivable	-	150,000	-
Payment for Intangible assets	-	(265,397)	-
Cash from acquisition of Pointe de Vente	-	86,157	-
Proceeds from sales of property and equipment	-	3,955	23,966
Purchase of property and equipment	(881,832)	(1,588,032)	(2,181,559)
Capitalized software development costs	(80,774)	(286,737)	(811,281)
Increase in deposits	-	(114,992)	-
Net Cash Used by Investing Activities	$(984,789)	$(1,075,155)	$(4,569,457)

See accompanying notes to consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

	For the years ended December 31,
	2005	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	$7,407,656	$3,464,575	$13,657,815
Cash received from subscription receivable	-	48,457	71,725
Proceeds from issuance of related party notes payable and warrants	1,114,000	-	-
Proceeds from issuance of notes and debentures	-	-	2,700,000
Principal payments on convertible notes payable	-	(1,230,000)	(681,247)
Principal payments on notes payable	(500,000)	-	(1,031,350)
Payments on capital lease obligations	(490,893)	(66,175)	(27,262)
Payments on related party obligations	-	(260,692)	(150,000)
Decrease in bank overdraft	-	-	(595,544)

Net Cash Provided by Financing Activities	7,530,763	1,956,165	13,944,137

Net increase (decrease) in cash and cash equivalents	3,049,244	(4,818,861)	5,409,165
Effect of foreign-exchange-rate changes on cash	(15,392)	67,139	-
Cash and cash equivalents, beginning of year	773,052	5,524,774	115,609

Cash and cash equivalents, end of year	$3,806,904	$773,052	$5,524,774

Supplemental Disclosures of Cash Flow Information:
Cash paid during the year for:
Interest	$155,502	$106,191	$113,087
Income taxes	$193	$200	$100

See accompanying notes to consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

Supplemental Schedule of Non-cash Investing and Financing Activities:

	For the Years Ended December 31,
	2005	2004	2003
Equipment purchases under capital leases of which $166,947 was paid directly to the equipment vendor	$-	$878,918	$66,992
Issuance of common stock for services of which $6,667 was accrued in 2003	-	7,668	-
Amortized discount on debt to interest expenses	-	300,947	-
Foreign currency translation	(15,392)	67,139	-
Total	$(15,392)	$1,254,672	$-

The Company, in 2004, acquired a subsidiary by issuing common stock valued at $50,000. In connection with the acquisition, the Company acquired assets with a fair value of $1,015,942 as shown below:

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

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business - The Company’s business involves purchasing and reselling prepaid telecommunication and other products (PINs) through a proprietary electronic point-of-sale activation system known as Q Xpress. The Company provides its products to end users throughout the United States as well as Canada, France, Australia and the Bahamas. The Company is headquartered in Orem, Utah. During 2004, the Company acquired Point de Vente (PDV), a company located in Quebec, Canada through the acquisition of 100% of its stock (see Note 5).

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

Receivables - Accounts receivable consist of trade receivables arising in the normal course of business. At December 31, 2005, and December 31, 2004, the Company established an allowance for doubtful accounts of approximately $1,207,000 and $317,000, respectively, which reflects the Company’s best estimate of probable losses for uncollectible accounts. The Company determines the allowance based on the status and age of the accounts, historical experience, and other currently available evidence.

Inventory - Inventory consists of prepaid telecommunication products sold by the Company and is carried at the lower of cost or market value using the first-in, first-out method. Inventory is carried net of an allowance for obsolescence of $112,415 and $377,000 as of December 31, 2005 and December 31, 2004, respectively.

Equipment Held for Resale - Equipment held for resale includes 4,100 terminals sold to international service bureau customers.  The terminals have a book value of $610,000 on the Consolidate Balance Sheet, which represents the sale price and cash collected for the terminals in February and March of 2006.

Depreciation - Depreciation of property and equipment that is related to computer and office equipment is provided using the straight-line method over the estimated useful lives of the assets of two to five years. During the fourth quarter of 2005, the Company determined that a depreciable life for equipment of two years would more appropriately reflect the expected useful life of the equipment. This was accounted for as a “change in accounting estimate” and, accordingly, the effect of the decrease in useful life has been recognized prospectively from that quarter forward. The additional depreciation expense recognized in the fourth quarter of 2005 due to this change in estimate was $166,390.

Prior to the fourth quarter of 2005 the Company had been depreciating its point of sale terminals using the straight-line method over an estimated useful life of three years. During the fourth quarter of 2005, the Company determined that a depreciable life of two years would more appropriately reflect the expected useful life of the equipment. This was accounted for as a change in accounting estimate and, accordingly, the effect of the decrease in useful life is being recognized prospectively from that quarter forward. The additional depreciation expense recognized in the fourth quarter of 2005 due to this change in estimate was $252,870. Prior to the fourth quarter of 2003, the Company had been depreciating its point of sale terminals over an estimated useful life of five years. During the fourth quarter of 2003, the Company determined that a depreciable life of three years would more appropriately reflect the expected useful life of the equipment. This was accounted for as a change in accounting estimate and, accordingly, the effect of the decrease in useful life has been recognized prospectively from that quarter forward. The additional depreciation expense recognized in the fourth quarter of 2003 due to this change in estimate was $140,828. For the year ended December 31, 2005, we had $1,978,376 in impairment losses, which resulted from a write-down in inventory value and terminal obsolescence reserves. These losses totaled $1,266,704 and $711,672 for the periods ended June 30, 2005 and December 31, 2005, respectively.

Goodwill and Intangible Assets - The Company accounts for indefinite-lived intangible assets under the provisions of Statement of Financial Accounting Standards No.142, “Goodwill and Other Intangible Assets” (SFAS No.142). The Company does not record amortization on goodwill. The Company assesses the recoverability of goodwill on at least an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired.

The Company recorded an impairment loss on goodwill of $144,580 related to an acquisition made in 2000 which was classified as an indefinite-lived intangible asset. In accordance with SFAS no. 142, the Company completed its test of goodwill for impairment during the year ended December 31, 2005. The Company used the quoted market price of its common stock to test the remaining goodwill for impairment and determined that goodwill had been impaired and recorded the impairment loss.

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

The Company purchased approximately 300 customer accounts in August 2004 for $200,000. The accounts are being amortized over two years on a straight line basis and have accumulated amortization of $133,000 at December 31, 2005. At December 31, 2005, the Company tested this asset for impairment and determined that the asset was impaired. The Company recorded an impairment loss of $42,667 in 2005 related to this purchase. Following the impairment, there is $24,000 which is being amortized through August 2006.

Software Development Cost - The Company capitalizes software development costs incurred to develop certain of the Company’s products and services in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). Costs are capitalized only after the technological feasibility of the project has been established. In accordance with SFAS No.142, the Company has recorded its software development costs as a definite-lived intangible asset and is amortizing these costs over the three-year estimated useful life of the software.

Research and Development Cost - The Company expenses the cost of developing certain new products as incurred as research and product development costs.  Included in general and administrative expense at December 31, 2005, 2004 and 2003, are $544,368, $185,263 and $174,719, respectively, of research and development costs associated with the development of new products.

Impairment of Long-lived Assets - In accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset or asset group to the estimated undiscounted future cash flows that are expected to be generated by the asset. If the carrying amount of an asset or asset group exceeds its estimated future undiscounted cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

For the year ended December 31, 2005, the Company performed an impairment analysis and determined that certain long-lived assets related to terminals were impaired and recorded an impairment loss of $1,978,000. For the period ended December 31, 2005, the Company performed an impairment analysis and determined that long-lived assets related to terminals were impaired and recorded an impairment loss of $711,672; the Company also recorded an impairment loss of $187,247, which related to acquisitions from 2000 and 2004. For the period ended June 30, 2005, the Company completed an impairment analysis and determined long-lived assets related to terminals were impaired, and the Company recorded an impairment loss of $1,266,704.

Fair Value of Financial Instruments - The carrying amounts reported in the accompanying consolidated financial statements for accounts receivable, other receivables and accounts payable approximate their fair values because of the immediate or short-term maturities of these financial instruments. The carrying value of capital lease obligations also approximates their fair values based on current interest rates and the length of time remaining on the capital lease obligations.

Revenue Recognition - The Company either purchases or is consigned large blocks of prepaid telecommunications access and other access in blocks of time, referred to as PINs (unique activation codes) and other prepaid products, and resells individual blocks of time to end-user customers through electronic, point-of-sale terminals at retail locations. Although the retail stores collect and remit the sales proceeds to the Company, they do not have access to or the risk of loss associated with the PINs. Through its terminals, the Company controls the delivery of the PIN to the retail customer. There is no right of return granted for prepaid products sold to the customers and the Company has no obligations for further performance after the sale, except when the PIN is non-operative.

When PINs are purchased, the Company is subject to the risks and rewards of ownership and does not have the right to return the PINs to the provider, except when the PINs are non-operative. Accordingly, the Company recognizes prepaid PIN-sales on a gross basis in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (SAB 104) and Emerging Issues Task Force Issue No. 99-19 (EITF 99-19).

In cases where (i) the PINs are consigned to the Company, (ii) the Company does not own the PINs sold, and (iii) another entity retains the risk and reward of product ownership, or where certain other requirements of SAB 104 or EITF 99-19 are not met, the Company recognizes revenue on a net basis, with the net revenue earned by the Company reported as prepaid PIN fees.

The Company licenses its proprietary software and sells its point-of-sale terminals to international customers. The customer is responsible for operation of the system and providing services to its retail stores. The Company receives an ongoing transaction fee for all sales through the system, which is recorded on a “net” basis, and reported in the consolidated statements of operations as processing and other fees.

Cost of prepaid PIN sales and fees - Cost of prepaid PIN sales and fees consists primarily of the costs of the prepaid telecommunication PINs and other miscellaneous products sold to customers. The full cost of the product, as well as all direct costs associated with the sale of the product, is recorded at the time of sale.

Cost of product sales - Cost of product sales includes the cost of terminals and handsets sold.

Distribution commission and fees - Distribution commissions and fees include fees paid to brokers and other intermediaries and transaction processing fees paid to a third party.

Net Loss Per Common Share - The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No.128, “Earnings Per Share,” which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options, warrants and convertible notes is dilutive. Because the Company incurred losses for the years ended December 31, 2005, 2004 and 2003, the effect of options, warrants and convertible notes, totaling 2,785,993 shares, 2,557,160 shares, and 2,216,307 equivalent shares, respectively, has been excluded from the net loss per common share computation because its impact would be antidilutive.

Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.109, “Accounting for Income Taxes.” This statement requires an asset and liability approach for accounting for income taxes.

Realization of assets - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $8,614,253, $6,547,803 and $5,964,318 for the years ended December 31, 2005, 2004 and 2003, respectively. As of December 31, 2005, the Company had an accumulated deficit of $28,389,476. The Company used, rather than provided, cash in its operations in the amounts of $3,496,730, $5,699,871 and $3,965,515 for the years ended December 31, 2005, 2004 and 2003, respectively. During the years ended December 31, 2005 and 2004, the Company concluded that the carrying value of certain property and equipment, goodwill and intangible assets may not be recoverable and accordingly recognized impairment charges of $2,165,624 and $653,303, respectively. At December 31, 2005, the Company had $3,806,904 of cash, $4,795,005 of working capital and $6,696,557 of stockholders’ equity. If the Company continues to incur losses or if operations continue to use cash at rates similar to 2005, 2004 and 2003, the Company may not have sufficient cash, working capital or net assets to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, the recoverability of a major portion of the recorded-asset amounts shown in the accompanying consolidated balance sheets is dependent upon the following:  continued operations of the Company, raising additional capital from investors, and succeeding in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded-asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Unless the Company can significantly increase the number of terminals in use, it will continue to incur losses for the foreseeable future. The Company plans to allocate a significant amount of working capital to sales and marketing in an attempt to increase the number of terminals in use as well as developing new products and services with higher profit margins. The Company also plans on raising additional capital in 2006 to meet its operating needs. There is no assurance that these plans will be successful.

Restricted Cash - Restricted cash of $532,875 and $510,692 at December 31, 2005 and 2004, respectively, is maintained to support letters of credit covering capital lease arrangements and to secure a bank account that is used for processing automated clearinghouse transactions. In order to secure the bank account, the Company must maintain a balance of 2% of the previous month’s total transactions processed through the account.

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 11. The Company accounts for grants to employees and directors under its stock option plans in accordance with the recognition and measurement principles of APB Opinion No.25, “Accounting for Stock Issued to Employees,” and related Interpretations. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price.

During the years presented in the accompanying financial statements, the Company has granted options under its 2000, 2003 and 2004 Stock Options Plans. No stock-based employee compensation cost has been recognized for grants of options to employees and directors in the accompanying statements of operations, as all options granted under these plans have an exercise price equal to or greater than the market price of the underlying stock on the date of grant. Had compensation cost for the Company’s stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005, 2004, and 2003 consistent with the provisions of SFAS No.123, “Accounting for Stock-Based Compensation,” the Company’s net loss and basic and diluted net loss per common share would have been increased to the pro forma amounts indicated below:

	For the Years Ended December 31,
	2005	2004	2003
Net loss, as reported	$(8,614,253)	$(6,547,803)	$(5,694,318)

Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,081,678)	(1,159,438)	(1,193,831)

Pro forma net loss	$(9,695,931)	$(7,707,241)	$(6,888,149)

Basic and diluted net loss per common share, as reported	$(1.54)	$(1.51)	$(2.12)
Pro forma basic and diluted net loss per common share	(1.74)	(1.77)	(2.55)

Basic and Diluted Weighted Average Common Shares Outstanding	$5,586,932	$4,345,016	$2,691,118

Translation of Foreign Currencies - The Company transacts business in Canadian dollars through its wholly owned subsidiary, Point de Vente. The foreign subsidiaries’ local currency is its functional currency. Consequently, assets and liabilities of the foreign subsidiary have been translated to U.S. dollars using period-end exchange rates. Income and expense items have been translated at the average rate of exchange during the period. Any adjustment resulting from translating the financial statements of the foreign subsidiary is reflected as other comprehensive income, which is a component of stockholders’ equity.

Reverse Stock Split - All references to the number of common shares, price per common share, and net loss per common share have been retroactively adjusted to reflect a 1-for-15 reverse stock split that was effective June 4, 2003.

Reclassifications - Certain reclassifications to the 2003 and 2004 amounts have been made to conform to the 2005 presentation.

Recently Enacted Accounting Standards

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which is a revision to SFAS No. 123. SFAS No. 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. Primarily, SFAS No. 123R focuses on accounting for transactions in which an entity obtains employee services in share-based payment transactions. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

SFAS No. 123R requires the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award, which is usually the vesting period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service.

In accordance with the Securities and Exchanges Commission’s Staff Accounting Bulletin 107, SFAS No. 123R is effective as of the beginning of the annual reporting period that begins after June 15, 2005. Under these guidelines, the Company will adopt SFAS No. 123R as of January 1, 2006. The Company expects the adoption of this standard will have a material impact on its future results of operation.

In December 2004, the FASB issued SFAS Statement No. 153, Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29. This Statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company implemented this standard on January 1, 2006 and will not have a material impact on the company.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 applies to all voluntary changes in accounting principle or when an accounting pronouncement does not include specific transition provisions and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period specific effects or the cumulative effect of the change. The Company implemented this standard on January 1, 2006, and it will not have a material impact on the Company.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	For the Years Ended December 31,
	2005	2004	2003
Point of sale terminals and related items - in service	$1,821,225	$2,987,184	$1,518,205
Office and computer equipment	488,665	341,140	194,264

Total cost of depreciable equipment	2,309,809	3,328,324	1,712,469
Accumulated depreciation and amortization	(1,134,947)	(1,280,770)	(583,935)

Property and equipment in service, net	1,174,943	2,047,554	1,128,534
Point of sale terminals and related items -not placed in service	146,621	2,054,643	1,738,855
Parts deposit held by manufacturers	-	280,756	-

Net property and equipment	$1,321,564	$4,382,953	$2,867,389

Point of sale terminals that are held by the Company as property and equipment will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating the terminals that it owns at the time they are shipped to the broker or retailer. Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $939,760, $855,620, and $382,107, respectively.

NOTE 3 - GOODWILL

Goodwill consists of the following at December 31, 2005 and 2004:

	2005	2004
Goodwill related to acquisition in 2000	$224,561	224,561
Less accumulated amortization recorded prior to adoption of SFAS No.142	(79,981)	(79,981)
Impairment of goodwill - 2005	(144,580)	-
Net goodwill	$-	$144,580

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT

Information related to capitalized software development costs is as follows:

Capitalized software development costs, December 31, 2003	$2,262,249
Additional costs capitalized during the year	286,737

Capitalized software development costs, December 31, 2004	2,548,986
Accumulated amortization	(1,496,642)

Capitalized software development costs, net, December 31, 2004	$1,052,344

Capitalized software development costs, December 31, 2004	$2,548,986
Additional costs capitalized during the year	80,774

Capitalized software development costs, December 31, 2005	2,629,760
Accumulated amortization	(2,345,998)

Capitalized software development costs, net, December 31, 2005	$283,762

Of the balance of capitalized software development costs at December 31, 2005, approximately $1,180,774 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000 that were recorded during the time the project was under development.

The Company regularly tests capitalized software development costs for impairment in accordance with SFAS No.142. The Company uses the estimated future cash flows related to its capitalized software development costs and has determined that these costs were not impaired as of December 31, 2005. The Company amortizes capitalized software costs over a three-year period. During the years ended December 31, 2005, 2004 and 2003, the Company recorded amortization expense of $849,356, $829,051, and $580,009, respectively.

NOTE 5 - ACQUISITION

On July 7, 2004, the Company acquired Point de Vente (PDV), a company located in Quebec, Canada, by issuing 12,127 shares of common stock valued at $50,000. Prior to the date of acquisition, PDV was a service bureau customer of the Company. The Company assumed liabilities of approximately $965,000. At December 31, 2004, the Company determined the intangible assets to be impaired and recorded a loss of $653,303 in the accompanying 2004 statement of operations and comprehensive loss. PDV’s results of operations are included in the accompanying consolidated 2004 statement of operations and comprehensive loss from July 8, 2004. Comparative pro forma financial information for the PDV acquisition as though it had taken place at January 1, 2004, is not provided because the results of operations were not material to the Company’s consolidated financial statements.

The Company acquired Point de Vente by issuing common stock valued at $50,000. In connection with the acquisition, the Company acquired assets with a fair value of $1,015,942 as shown below:

Cash	$86,157
Inventory	103,041
Prepaid expenses	236
Accounts receivable, net	120,926
Property and equipment	61,209
Intangible assets	301,812
Goodwill	341,649
Other assets	912
Accounts payable	(929,285)
Accrued expense	(36,657)
Common stock issued	$50,000

NOTE 6 - RELATED PARTY OBLIGATIONS

In June 2003, the Company repaid its Chief Executive Officer $150,000 related to obligations due for unpaid equipment lease expenses, deferred salary, notes payable and accrued interest.

On January 1, 2004, the Company owed its then CEO an aggregate of $260,692, primarily for advances he had made to the Company and for deferred salary. The unsecured note required monthly payments of $7,382 (including interest at 10%) and was due the earlier of December 31, 2007, a change in control of the Company, or a sale or liquidation of the Company’s assets. The Company elected to repay the note in full during the year ended December 31, 2004.

During the years ended December 31, 2004 and 2003, the Company recorded interest expense on this obligation of $21,462 and $33,569, respectively.

The Company received $500,000 in cash on March 25, 2005 in exchange for the issuance of a note payable to our Chairman of the Board. This unsecured loan was scheduled to mature on June 24, 2005, and carried an annual interest rate of 5%. In April 2005, the Company repaid this note and $972 in interest was recorded.

In July 2005, the Company received $614,000 in cash from the Company’s Chairman of the Board of Directors and entered into a written agreement, dated July 11, 2005, setting forth the terms of the debt financing. This debt arrangement is evidenced by a note bearing interest at an annual rate of 5% and is payable in full on or before July 7, 2007. The note calls for the Company to issue to the chairman of the Board of Directors, a warrant to purchase 230,000 shares of common stock that is exercisable for a period of five years at a price of $3.51 per share. The proceeds from the debt financing were allocated to the financial instruments issued, based upon their fair values, and resulted in an allocation of $315,240 to the note and $298,760 to the warrants. While the allocated value of the warrants was less than their fair value of $581,900, the fair value of the warrants was measured using the Black-Scholes option pricing model, with the following weighted assumptions: risk-free interest rate of 3.90%, expected dividend yield of 0% volatility of 109.13% and expected life of 3.61 years.

The $298,760 fair value of the warrant was recorded as a discount against the note. For the year ended December 31, 2005, the Company recorded related party interest expense of $90,431 on the note, which includes $75,544 related to the amortization of the discount and $14,887 in accrued interest expense.

NOTE 7 - CONVERTIBLE DEBENTURES

During 2003, the Company issued the following: (i) 12% secured convertible debentures, due March 31, 2004, in the aggregate principal amount of $1.5 million; (ii) 169,231 shares of restricted common stock; and (iii) warrants to purchase 169,231 shares of common stock for the total cash proceeds of $1.5 million. The value of the shares of common stock and warrants of $1.5 million was offset against the outstanding balance of the debentures. At December 31, 2003, the outstanding principal balance of the debentures was $1,230,000 and the unamortized discount was $300,947. The debentures were repaid in March 2004 according to their terms and the remaining discount was amortized as interest expense.

NOTE 8 - LEASE OBLIGATIONS

Certain computer equipment and point of sale terminals are leased under capital lease arrangements and are presented in the accompanying consolidated balance sheet as property and equipment. At December 31, 2005, the total carrying cost of equipment that is held under capital leases and the related accumulated amortization was approximately $450,000.

As of December 31, 2005, total future minimum lease payments for capital leases, including interest and other costs, are as follows:

Years ending December 31:
2006	$408,132
2007	10,630
2008	10,630
2009	10,630
2010	9,744

Total	449,766
Less interest and other costs	(26,563)

Present value of future minimum lease payments	423,203
Less current portion	(390,906)

Long-term portion	$32,297

Two capital lease arrangements require the Company to maintain letters of credit equal to 50% of the original lease amounts during the term of the lease. The Company secures the letters of credit with a restricted cash account at a financial institution, totaling approximately $440,000 at December 31, 2005.

The Company is committed under non-cancelable operating leases for office space and office equipment. Rent expense paid for the years ended December 31, 2005, 2004, and 2003 was approximately $72,000, $70,000, and $55,000, respectively. The Company’s future minimum rental payments under operating leases at December 31, 2005, amount to approximately $484,000 annually through 2009 as follows:

Years Ending December 31:
2006	$159,000
2007	148,000
2008	158,000
2009	19,000
Total	$484,000

NOTE 9 - LITIGATION AND CONTINGENCIES

In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $10,768 as of December 31, 2005. This receivable is reflected in the accompanying consolidated balance sheet as a reduction to stockholders’ equity.

The Company was party to a suit from a bank, claiming damages of $175,477 related to a merchant credit card account. Management disputed the bank’s claim. During the year ended December 31, 2004, the parties reached a settlement wherein the Company paid $70,000 in satisfaction of the claim, which had previously been accrued at December 31, 2003.

On January 23, 2004, Dial-Thru International (“Dial-Thru”) filed a complaint against the Company claiming that it had breached an Asset Purchase Agreement between the Company and the plaintiff, dated October 31, 2000. The plaintiff asserts that the Company owes $4,000,000 in consideration for assets purchased and earn-out fees for referral services. In February 2004, the Company filed a motion to dismiss the case on the grounds that under the agreement in question the proper venue for this case was the federal or state courts in Orem, Utah. In April 2004, the California court issued a tentative ruling granting the Company’s motion for dismissal. The proceedings were stayed pending the outcome of the matter in the state of Utah. In July 2004, Dial-Thru filed substantially the same suit against the Company in the United States District Court in the State of Utah. On August 2, 2005, the parties mediated the dispute and reached a settlement whereby the Company paid Dial-Thru $225,000 on August 9, 2005.

In March 2005, the Company filed an action against a PIN provider, due to approximately $1 million in deactivated PINs that the Company received in the fourth quarter of 2004. Subsequent to March 31, 2005, the Company determined that the obligation includes a mix of deactivated PINs and handsets paid for by the Company that were sold or were in the possession of the vendor. The Company is proactively taking the appropriate legal action to recover the amount due, however there is no assurance of repayment, and management recorded an allowance against the full amount of the receivable in the fourth quarter of 2004.

In August 2005, the Company filed an action in the Fourth District Court, State of Utah against a PIN provider named Posa Systems, LLC. The Company believes it was owed approximately $50,000 in deactivated PINs which it received in the first quarter of 2005. In March 2006, the parties mediated and settled the dispute for $20,000.

NOTE 10 - CAPITAL STOCK

A summary of common stock transactions for the years ended December 31, 2005, 2004 and 2003 is as follows:

Year Ended December 31, 2005

The Company issued 400,000 shares of restricted common stock at $5.00 per share through a private placement for an aggregate of $2,000,000, in cash, less offering costs of $18,000.

The Company issued 427,000 common shares at $3.07 per share through a private placement for an aggregate of $1,310,890 in cash.

As discussed in Note 6, the Company issued a promissory note in the amount of $614,000. In connection with the issuance of this note, the Company also issued warrants for 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share. The warrants were recorded at $298,760.

The Company issued 1,000,001 shares of common stock at $3.00 per share in a private placement for an aggregate of $3,000,003 in cash.

Year Ended December 31, 2004

The Company sold 850,000 shares of restricted common stock at $4.00 to $5.00 per share through private placements for an aggregate of $3,500,000 in cash, less offering costs of $35,425.

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

NOTE 11 - STOCK OPTIONS AND WARRANTS

The Company is authorized to issue stock options under three existing stock option plans approved by stockholders. The 2000 plan (133,333 shares), the 2003 plan (100,000 shares) and the 2004 plan (500,000 shares) allow for up to 733,333 shares to be issued under substantially similar terms. A summary of the status of options granted at December 31, 2005, 2004 and 2003, and changes during the years then ended are as follows:

	2005		2004		2003
	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price	Stock Options	Weighted Average Exercise Price
Outstanding at beginning of year	532,667	$5.95	304,250	$10.00	204,688	$15.45
Granted	390,000	3.66	502,500	4.65	190,667	6.75
Exercised	(128,750)	4.58	-	-	-	-
Forfeited	(113,419)	5.46	(274,083)	8.16	(86,105)	15.00
Expired	(43,164)	8.66	-	-	(5,000)	15.00

Outstanding at end of year	637,334	4.72	532,667	5.95	304,250	10.00

Exercisable at end of year	172,330	6.50	296,998	6.68	102,000	15.78

Weighted average fair value of options granted	390,000	3.66	502,500	4.65	190,667	6.26

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model, with the following weighted-average assumptions for grants during the years ended December 31, 2005, 2004 and 2003: expected dividend yields of zero, expected life of 10 years, 10 years and 10 years, respectively, expected volatility of 90%, 124% and 140%, respectively, and risk-free interest rates of 4.2%, 4.3% and 3.1%, respectively.

A summary of the status of stock options outstanding at December 31, 2005, is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$ 3.30 - $ 4.92	538,500	7.75 years	$ 3.94	109,330	$ 4.33
$ 6.50	70,000	8.13 years	6.50	35,000	6.50
$15.00	28,834	0.67 years	15.00	28,000	15.00
$ 3.30 - $ 15.00	637,334	7.7 years	4.68	172,330	6.50

On July 11, 2005, the Company issued warrants to purchase 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share in connection with a debt financing.

The Company has issued warrants to non-employees under various agreements expiring through November 2008. The warrants granted in 2005 were valued on the date of issue using the Black-Scholes pricing model and the following assumptions: exercise price of the warrant stated in the agreements, $3.50 underlying stock price, 109% volatility, 3.6 year expected life, 3.9% risk free interest rate, and expected dividend yield of zero. A summary of the status of warrants granted at December 31, 2005, 2004 and 2003, and the changes during the periods then ended are as follows:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,044,493	$9.14	2,052,826	$9.18	1,315,500	$10.00
Granted	230,000	3.51	-	-	737,326	7.72
Exercised	(100,000)	5.25	-	-	-	-
Forfeited	-	-	-	-	-	-
Expired	(25,834)	18.51	(8,333)	17.85	-	-

Outstanding at end of period	2,148,659	$8.61	2,044,493	$9.14	2,052,826	$9.18

A summary of the status of all warrants outstanding at December 31, 2005, is presented below:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercisable Price
$3.51	230,000	4.50 years	$ 3.51	230,000	$ 3.51
$5.25 - $7.80	359,095	2.00 years	6.81	359,095	6.81
$9.75	1,544,231	2.40 years	9.75	1,544,231	9.75
$11.25 - $15.00	15,333	0.65 years	12.03	15,333	12.03
$ 3.51 - $15.00	2,148,659	7.7 years	8.61	2,148,659	8.61

At December 31, 2005, the Company had 1,265,000 outstanding warrants to purchase shares of common stock at $9.75 per share that were publicly traded.

As of December 31, 2005, the Company had outstanding warrants to purchase 2,148,659 shares of common stock (including 1,265,000 publicly traded warrants) that were issued to non-employees under various agreements with exercise prices ranging from $3.51 to $15.00 per share and a weighted average exercise price of $8.61 per share, expiring between September 2006 and July 2010. The warrants were valued on the date of issue using the Black-Scholes pricing model and the following assumptions: exercise price of the warrant stated in the agreements, $3.51 and $6.00 underlying stock price, respectively, 109% and 140% volatility, respectively, five year expected life, 3.9% and 2.9% risk free interest rate, respectively, and expected dividend yield of zero.

A summary of all stock options and warrants outstanding at December 31, 2005 is presented below:

	Compensatory	Non-Compensatory	Total
Stock options issued to employees and board members under stock option plans	594,000	-	594,000
Stock options issued to employees outside stock option plans	43,334	-	43,334

Total	637,334	-	637,334
Warrants issued to non-employees	330,000	1,818,659	2,148,659

Total options and warrants outstanding	967,334	1,818,659	2,785,993

NOTE 12 - INCOME TAXES

The Company accounts for income taxes in accordance with SFAS No.109, “Accounting for Income Taxes.” SFAS No.109 requires the Company to record a net current and deferred tax asset or liability equal to the expected future tax benefit or expense of temporary reporting differences between book and tax accounting and any available net operating loss or tax credit carryforwards.

The amount of and ultimate realization of the benefits from the deferred tax assets for income tax purposes is dependent, in part, upon the tax laws in effect, the Company’s future earnings, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the deferred tax assets, the Company has established a valuation allowance of approximately $9,225,000, $6,086,000, and $3,763,000 at December 31, 2005, 2004 and 2003, respectively.

The Company had available at December 31, 2005, net operating loss carryforwards of approximately $22,063,000, which may be applied against future taxable income and which expire in various years through 2025.

The components of income tax expense from operations for the years ended December 31, 2005, 2004 and 2003 consist of the following:

	2005	2004	2003
CURRENT INCOME TAX EXPENSE
Federal	$-	$-	$-
State	-	25,000	-
Current tax expense	$-	$25,000	$-

DEFERRED TAX EXPENSE (BENEFIT) ARISING FROM
Depreciation and amortization	$-	$(404,000)	$188,000
Impairment of assets	(241,000)	(240,000)	-
Allowance for doubtful accounts	108,000	(476,000)	-
Allowance for inventory	73,000	(139,000)	-
Net operating loss	(3,063,000)	(1,059,000)	(1,874,000)
Deferred compensation	-	-	104,000
Settlement reserve	-	-	75,000
Other	(86,000)	(5,000)	(6,000)
Valuation	3,208,000	2,323,000	1,513,000
Net deferred tax expense	$-	$-	$-

A reconciliation of income tax expense at the federal statutory rate to income tax expense at the Company’s effective rate is as follows:

	2005	2004	2003

Computed at the Federal statutory rate	$(2,929,000)	$(2,115,000)	$(1,839,000)
State and local income taxes, net of federal benefit	(248,000)	(328,000)	(285,000)
Interest expense due to issuance of options/warrants		120,000	611,000
Other	5,000	25,000	-
Change in valuation allowance	3,208,000	2,323,000	1,513,000
	$-	$25,000	$-

The temporary differences, tax credits and carryforwards gave rise to the following deferred tax asset and liability at December 31, 2005 and 2004:

	2005	2004	2003
Deferred tax asset:
Net operating loss carryforwards	$8,299,000	$5,237,000	$4,485,000
Allowance for losses	383,000	491,000	15,000
Inventory allowance	67,000	140,000	-
Depreciation and impairment of assets	503,000	262,000	(737,000)
Other	42,000	(44,000)	-
Less valuation allowance	(9,294,000)	(6,086,000)	(3,763,000)
Deferred tax asset net of valuation allowance	$-	$-	$-

NOTE 13 - CONCENTRATION OF REVENUES

The Company's concentration of revenue by broker and product for the years ended December 31, 2005, 2004 and 2003 included:

	For the Year Ended December 31,
	2005	2004	2003
Top Broker	9.6%	28.6%	56.0%
Wireless Products	93.4%	87.3%	79.4%
Top MVNO(1)	38.2%	13.1%	1.9%

(1) "MVNO" is defined as a "Mobile Virtual Network Operator".

NOTE 14 - EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President/CEO, which expires on December 31, 2006. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the President/CEO terminates the agreement for good reason, the President/CEO is entitled to receive the greater of one year’s salary, plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The President/CEO was also granted an option to purchase 150,000 shares of common stock at the $3.59 market price per share on the date of grant in January 2005. Subsequent to the employment agreement, the President/CEO was granted an option to purchase an additional 20,000 shares of common stock at the $3.30 market price per share on the date of grant in August 2005.

The Company hired a new Chief Financial Officer on May 31, 2005. On August 18, 2005, the Company entered into an employment agreement with its Chief Financial Officer, which expires on December 6, 2006. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the CFO terminates the agreement for good reason, the CFO is entitled to receive the greater of one year’s salary, plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The CFO was granted an option to purchase 60,000 shares of common stock at the $3.30 market price per share on the date of grant in August 2005.

NOTE 15 - SUBSEQUENT EVENTS

In February and March of 2006, the Company sold a total of 4,100 terminals to an international service bureau for $610,000. The value of this sale is recognized as equipment held for resale on the December 31, 2005 balance sheet. In conjunction with this sale, the Company recognized an impairment loss totaling $776,000, which was recorded in 2005.

On February 16, 2006, the Company acquired certain assets from Sun Communications, including approximately 300 merchant locations and terminals. These assets were purchased for $150,000 in cash paid on February 16, 2005. In addition, the Company is obligated to pay an earn-out provision totaling up to $50,000 based on acceptance of certain performance criteria. The earn-out provision provides for a $15,000 payment due to Sun Communications in June 2006 and the remainder, if earned, due February 2007.

NOTE 16 - BUSINESS SEGMENT INFORMATION

The Company predominately operates in the United States and Canada. The Company currently has service bureau revenues from customers in France and the Bahamas, which has historically represented less then 1% of revenue. The following table represents the Company’s revenue by geographic segment for the years ended December 31, 2005, 2004 and 2003.

	For the Years Ended December 31,
	2005	2004	2003
United States	$41,978,851	$14,317,113	$6,318,103
Canada	4,141,868	1,942,322	-
Other	227,845	316,888	389,134
Total	$46,348,564	$16,576,323	$6,707,237

Item 9. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure

Our former independent registered public accounting firm, Tanner LC, declined to stand for re-election effective October 5, 2005. Tanner LC reported on our consolidated financial statements for the year ended December 31, 2004, and reviewed our unaudited condensed consolidated financial statements for the quarterly periods ended September 30, 2004, March 31, 2005, and June 30, 2005. For these periods and up to October 5, 2005, there were no disagreements with Tanner LC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Tanner LC, would have caused it to make reference to the subject matter of the disagreement in connection with its report. The audit report of Tanner LC, dated March 29, 2005, except for Notes 9, 14, 16 and 17, which are dated August 9, 2005, on our consolidated financial statements as of December 31, 2004, and for the year then ended, did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. In addition to its engagement as our independent registered public accounting firm, Tanner LC prepared our federal and state income tax filings for the year ended December 31, 2004.

There were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)) during the year ended December 31, 2004, or the subsequent interim periods through October 5, 2005, except that Tanner LC reported in a letter to the Company’s Audit Committee, dated March 23, 2005, that it had identified deficiencies that existed in the design or operation of our internal controls over financial reporting that it considered to be “significant deficiencies” and “material weaknesses.” For additional detail with respect to these significant deficiencies and material weakness in our internal controls, see Item 9A.—“Controls and Procedures”.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

The SEC’s Requirement of Disclosure Controls and Procedures. Pursuant to Rule 13a-14(a) under the Exchange Act, our management must maintain “disclosure controls and procedures.” Rule 13a-15(e) under the Exchange Act defines “disclosure controls and procedures” as controls and other procedures that are designed to ensure that a company can record, process, summarize, and report in a timely manner all the required information in its SEC reports. These disclosure controls and procedures include the ability of a company to accumulate and communicate such information to its management so that they can review such information in a timely manner in advance of filing such reports.

Controls Provide Only Reasonable Assurance. We note that our disclosure controls and procedures (including our “internal control over financial reporting,” as defined below), however well designed and operated, can provide only reasonable assurance—not absolute assurance—that we will be able to detect or prevent all errors or fraud. We also note that, although we may have determined that our “disclosure controls and procedures” were effective as of a date in the past, such determination may not apply to the future, as circumstances change.

Our Disclosure Controls and Procedures Are Not Effective. Pursuant to Rule 13a-15(b) under the Exchange Act, our management is required to evaluate the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Such evaluation must include the participation of our principal executive officer and our principal financial officer. Accordingly, as of December 31, 2005, the end of our fourth fiscal quarter, our management has completed an evaluation of the effectiveness and the design and operation of our disclosure controls and procedures. Based upon this evaluation and as a result of the significant deficiencies and material weakness discussed below, our management (including our CEO and CFO) has concluded that our disclosure controls and procedures were not effective as of December 31, 2005. Management nevertheless has concluded that the consolidated financial statements included in the Form 10-K present fairly, in all material respects, our results of operations and financial position for the periods presented in conformity with generally accepted accounting principles.

Internal Controls Over Financial Reporting

Issues regarding Our Internal Control Over Financial Reporting. Pursuant to an SEC exemptive order that applies to all small public companies, the Company is not yet technically required, pursuant to Rule 13a-15(a) and (c) under the Exchange Act, to maintain “internal control over financial reporting” or to evaluate the effectiveness thereof as of the end of its fiscal year, as otherwise is required for larger public companies. Although not required by SEC rules, the Company maintains internal controls over financial reporting, except as described below. In connection with the audits of the Company’s financial statements for both 2004 and 2005, the Company’s independent auditors have identified to us certain “significant deficiencies” and “material weaknesses” in our “internal control over financial reporting.” The following paragraphs define each of these terms, identify these “significant deficiencies” and “material weaknesses,” and describe what the Company has done or will do to correct them. We also report any change to our “internal control over financial reporting” that occurred during the fourth quarter of 2005, as we are required to do by Rule 13a-15(d) under the Exchange Act.

Definition of “Internal Control over Financial Reporting.” Rule 13a-15(f) under the Exchange Act defines “internal control over financial reporting” as a process that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”), including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with the authorization of our management and Board of Directors; and

•	provide reasonable assurance regarding the prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Rule 13a-15(f) also requires that these processes be designed by or under the supervision of a company’s principal executive officer and principal financial officer and that they be effected by the company’s board of directors, management, and other personnel.

Definitions of “Significant Deficiency” and “Material Weakness.” The terms, “significant deficiency” and “material weakness” are terms that have been defined by the Public Company Accounting Oversight Board (“PCAOB”) in its Auditing Standard No. 2. First, the PCAOB has defined a “control deficiency” as a deficiency in a control that does not allow management to prevent or detect misstatements in financial statements on a timely basis. Second, the PCAOB has defined a “significant deficiency” as “a control deficiency, or a combination of control deficiencies, that adversely affects the company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP such that there is more than a remote likelihood that the misstatement of the company’s annual or interim financial statements that is more than inconsequential will not be detected.” Third, the PCAOB has defined a “material weakness” as “a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial will not be prevented or detected.”

Problems with Internal Control over Financial Reporting in 2004. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2004, Tanner LC identified in its letter to our Audit Committee and management certain “significant deficiencies” or “material weaknesses” in our internal control over financial reporting, as those terms are defined by the PCAOB. Specifically, these “significant deficiencies” and “material weaknesses” related to our lack of segregation of incompatible duties, our lack of timely reconciliation of general ledger accounts (including cash), our lack of controls over inventory (including the potential for employees to purposefully or inadvertently delete PIN’s without authorization or systems control), our inadequate monitoring of accounting for acquisitions, and our inadequate review and accounting for impairment of intangible assets. Additionally, Tanner LC identified significant deficiencies and material weakness in our internal controls over the preparation of certain disclosures in the footnotes to the financial statements, including those relating to the stock option disclosures required by SFAS No.148 and income tax disclosures required by SFAS No.109. The Company disclosed these significant deficiencies and material weaknesses to the Company’s Audit Committee and Board of Directors.

Our Remediation Efforts in 2005. The Company has taken the following actions to remedy the above control issues:

•
In May 2005, the Company engaged outside accounting personnel to remedy the control issues relating to the preparation of the footnotes to our financial statements relating to our stock options (SFAS No. 148) and income tax (SFAS No. 109). These outside accounting personnel performed this function in advance of the Company’s reporting of financial information for the periods ended June 30, 2005, September 30, 2005 and December 31, 2005.

•
On July 5, 2005, in order to remedy our lack of segregation of incompatible duties and our lack of timely reconciliation of our general ledger accounts (including cash),we hired a new Controller, improved the supervision and training of our accounting staff, and segmented the job responsibilities of our accounting staff.

•
As of September 30, 2005, the Company implemented new processes and procedures to remedy our lack of control over inventory (including a system that prohibits individuals from purposefully or inadvertently deleting PIN inventory without authorization or system control).

•
For the year ended December 31, 2005, in order to remedy our inadequate monitoring of accounting for acquisitions and our inadequate review and accounting for impairment of intangible assets, the Company timely and adequately completed the necessary analysis of impairment of intangible assets and recorded the appropriate impairment losses.

Problems with Internal Control over Financial Reporting in 2005. In connection with the completion of its audit of, and the issuance of its report on, our financial statements for the year ended December 31, 2005, Hansen, Barnett & Maxwell has identified to us one “significant deficiency” and one “material weakness” in our internal control over financial reporting, as those terms are defined by the PCAOB. Specifically, Hansen, Barnett & Maxwell identified a “significant deficiency” in our ability to summarize timely and adequately our financial data in our financial statements, including the timely and adequate preparation of the supporting schedules thereto and the timely reconciliation of general ledger accounts. This “significant deficiency” is primarily due to our lack of an effective computer software accounting system and our lack of a sufficient number of trained personnel. Ultimately, we were able adequately to prepare the financial statements and the supporting schedules. Additionally, Hansen, Barnett & Maxwell identified a “material weakness” in our ability to track our terminals in the hands of our brokers and our customers. Despite this “significant deficiency” and this “material weakness,” our management has concluded that the Company’s financial statements for 2005 present fairly, in all material respects, our results of operations and financial position in accordance with GAAP. The Company disclosed this “significant deficiency” and this “material weakness” to the Company’s Audit Committee and Board of Directors.

Our Planned Remediation Efforts in 2006. In 2006, we plan to improve our ability to summarize our financial data in our financial statements by implementing a new computer software accounting system and by hiring and training additional personnel in our accounting department. In 2006, we also plan to implement the necessary controls and processes that will allow us to track our terminals in the hands of our brokers and our customers. Beyond these specific efforts, we will generally seek to improve our internal control over financial reporting, with the goal to eliminate all “significant deficiencies” and “material weaknesses.”

No Changes in Our Internal Control over Financial Reporting in the Fourth Quarter of 2005. With the exception of the following, there has been no change in our internal control over financial reporting during the fourth quarter, ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. For the quarter ended December 31, 2005, in order to remedy our inadequate review and accounting for impairment of assets, the Company implemented processed and procedures to more timely and adequately complete the necessary analysis of impairment of intangible assets and record the appropriate impairment loss.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our executive officers and directors and their respective ages, as of March 22, 2006, are as follows:

Name	Age	Position

Michael Keough	49	Chief Executive Officer, President and Director
Mark Robinson	47	Chief Financial Officer, Secretary and Treasurer
Charles Callis	49	Vice President of Business Development and Marketing
Fred Schade	40	Vice President of Engineering
Pieter Hamman	52	Vice President of Sales—Western Region
Thomas Baker	50	Vice President of Sales—Eastern Region
Gary Crook	53	Director
Harry Hargens	51	Director
William Jurika	66	Chairman of the Board of Directors
Steven Phillips	51	Director
Thomas Tesmer	59	Director

Each director holds office until the next annual meeting of stockholders or until his or her successor is elected and qualified. Officers are elected to service subject to the discretion of the board of directors.

Set forth below is a brief description of the background and business experience of our executive officers and directors.

Michael Keough joined us in December 2004. Prior to joining Q Comm, Mr. Keough served as Chief Executive Officer, President, and Chief Strategy Officer of ClearOne Communications, a publicly traded company specializing in audio, video, and web-based conferencing products and services. From 1998 to 2002, Mr. Keough served as Senior Vice President of World Wide Sales for Learnframe, a company that provides web-based training, and for Tempo, a company specializing in testing equipment for the telecom industry. Mr. Keough earned his Bachelor of Administration and MBA from the University of Washington.

Mark W. Robinson joined us in April 2005, and was named Chief Financial Officer, Secretary and Treasurer on May 31, 2005. Prior to joining Q Comm, Mr. Robinson was chief financial officer and chief operating officer of Clickguard Corporation which was acquired by Danka Corporation in 2003. From 1996 to 2000, Mr. Robinson was Chief Financial Officer of Bluecurve Corporation, a start-up software company, which was acquired by Red Hat Corporation in 2000. From 1992 to 1996, Mr. Robinson was the Corporate Controller for Prometrix Corporation, and following the acquisition of Prometrix by KLA-Tencor in 1994 became the Prometrix Division Controller. Mr. Robinson also held accounting and financial management positions at Hewlett Packard and Ford Aerospace and Communications Corporation from 1983 to 1992. Mr. Robinson earned both an MBA and Bachelor of Administration from the University of Utah.

Charles Callis joined us in February 2005. He brings over 17 years of executive-level technology sales and marketing experience. From 2002 to 2004, Mr. Callis was Vice President, Worldwide Sales and Marketing for ClearOne Communications where he built a global partner network of distributors and value-added resellers. From 2001 to 2002, Mr. Callis served as Vice President of Sales for e-learning platform company Learnframe, and from 1997 to 2001 as Vice President of Worldwide Sales and Alliances for Altiris, Inc. In nearly a decade with Novell, Inc., Mr. Callis held numerous executive positions including Vice President of Marketing responsible for $1.5 billion in product revenue and as Vice President of Enterprise Customers. Mr. Callis was a key executive in driving Novell’s European business from $25 million to over $500 million annually.

Fred Schade joined us in June 2004. Mr. Schade comes to Q Comm with over 21 years of experience in IT and software development. Prior to joining Q Comm, Mr. Schade served as the CTO and Vice President of R&D for MediConnect.net Inc., where he was responsible for all phases of product development and R&D strategies. From 1997 to 1999 he was the Director of Software Development for NetSchools Corporation, where he directed a 170-member team that performed most of the company’s engineering, quality assurance, design, operations, maintenance and support.

Thomas Baker joined us in May 2005 as the Regional Sales Manger for the Northeastern United States and in February of 2006 was named Vice President of Sales—Eastern Region. Prior to joining Q Comm, Mr. Baker was National Wholesale Manger for RNK Telecom, a privately-held Massachusetts based Competitive Local Exchange Carrier (CLEC). From 1998 through 2000, Mr. Baker served as National Account Executive for GTE Card Services and continued in that position through 2002 for Verizon after the merger between GTE and Bell Atlantic. Mr. Baker began his career in the Prepaid Telecommunications industry in 1996 as a Regional Sales Manager with Frontier Communications, a Rochester, New York provider of telecom services. Mr. Baker graduated from St. John’s University with a Bachelor of Science in Accounting.

Pieter Hamman joined us in February 2006 as the Vice President Sales—Western Region. Mr. Hamman was previously Chief Executive Officer and principal of Sun Communications (a company acquired by Q Comm International), a position he held since 2001. From 1997 to 2001, Mr. Hamman was a management consultant for several U.S. software companies that were engaged in establishing international operations in Asia. From 1994 to 1996, Mr. Hamman was Vice President—Global Sales and Marketing with CSK Software, Inc., a Japanese software company providing information integration and distribution solutions. Mr. Hamman was also a senior regional manager for over 15 years in North American and Asia for CSK Software, Inc. and Control Data Corporation. Mr. Hamman has a Bachelor of Business Science from the University of Cape Town, South Africa.

Gary Crook joined our Board of Directors in April 2004. Since 2005, Mr. Crook has been an independent consultant. From 2000 to 2005 he was the senior vice president, operations of The INTEQ Group, Inc., a pharmacy benefit management company. From 1995 to 2000, Mr. Crook served as the senior vice president, chief financial officer for SOS Staffing Services, Inc., which was a NASDAQ listed company providing temporary staffing and information technology consulting. Mr. Crook has an MBA and a Bachelor of Science degree in business economics from the University of Utah.

Harry Hargens joined our Board of Directors in August 2004. He has been active in the payments/transaction processing industry since 1981, having held senior management positions responsible for sales, marketing, and product development, at Omron, VeriFone, TransNet (now part of Paymentech), HONOR (STAR), and National Data (Global Payments). In 2000, he founded Kryptosima LLC, the first payment gateway to enable web merchants to accept PIN-debit transactions. Presently, Mr. Hargens serves as Director of Technology for WAY Systems, a provider of wireless payment terminals and gateway services. Prior to WAY, Mr. Hargens served as Chief Executive Officer, President, and Director of InstaPay Systems Inc. He holds an MBA with honors from The University of Chicago, and a BSEE with honors from Illinois Institute of Technology.

William Jurika was appointed to our Board of Directors in April 2004 and was subsequently elected Chairman. Mr. Jurika is a past vice president of institutional sales for E. F. Hutton. Since January 2000, Mr. Jurika has been a private investor. From 1982 to 1998 he was CEO of Jurika & Voyles, a company engaged in the business of investment services. From 1998 to 2000, he was Chairman of Jurika & Voyles. Mr. Jurika is Chairman of Ascendant Copper, a Canadian mineral-exploration company.

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

Thomas Tesmer has been on our Board of Directors since June 2004. He has over 25 years in the transaction processing industry, in particular with electronic funds transfer and POS payments. Presently, Mr. Tesmer serves as Chief Technical Officer for Pipeline Data Processing, a merchant payroll processing service and software company. Most recently, he also served as Executive Vice President of Front End Systems for Heartland Payment Systems Inc, one of the largest independent merchant payment-processing organizations in the United States. He also was the President and CEO of Access Services Inc, a credit card merchant payments processing corporation.

Key Employees

John Hickey, director of marketing, joined Q Comm’s predecessor companies in 1993 where he served in various positions including Vice President of Marketing and Operations. He has been a consultant to companies in direct marketing including iMall (now part of Excite@Home), HomeStar Communications, and Borges Lamont. He currently sits on Intele-Card News’ advisory board and is a two-time winner of the Intele-Card Editor’s Choice Award. He received a Bachelor of Science degree from Brigham Young University and a Masters in Business Administration with a specialization in Entrepreneurship from the University of Arizona.

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

Committees of the Board of Directors

Our board of directors has an audit committee consisting of Gary Crook, Harry Hargens and Steven Phillips, and a compensation and personnel committee consisting of William Jurika, Steven Phillips and Tom Tesmer. The audit committee meets with management and our independent registered public accounting firm to determine the adequacy of our internal controls and other financial reporting matters and review related party transactions for potential conflict of interest situations. The compensation and personnel committee reviews and recommends nominees for the board of directors. The compensation and personnel committee also reviews and recommends the compensation and benefits payable to our chief executive officer and approves supplemental compensation programs, such as bonus awards and stock options.

Audit Committee Financial Expert

The Board has determined that the chairman of the committee, Gary Crook, is an “audit committee financial expert,” as that term is defined in Item 401(h) of Regulation S-K, and “independent” for purposes of current and recently-adopted American Stock Exchange listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us, or written representations that no other forms were required, we believe that all Section 16(a) filings were made in a timely manner, with the exception of those described in the following two paragraphs.

The following forms were filed late: (1) Form 4 for Harry Hargens with respect to the grant to him of 15,000 stock options on September 17, 2004; (2) Form 4 for Harry Hargens with respect to the grant to him of 5,000 stock options on August 22, 2005; (3) Form 4 for the Jurika Family Trust with respect to the grant to the Trust of 5,000 stock options on August 22, 2005; (4) Form 4 for William Jurika and Form 4 for Michelle Jurika as trustees and beneficiaries of the Jurika Family Trust with respect to the grant of 5,000 stock options to the Trust on August 22, 2005; (5) Form 4 for the Jurika Family Trust with respect to the purchase of 166,667 shares of common stock on December 19, 2005; (6) Form 4 for William Jurika and Form 4 for Michelle Jurika as trustees and beneficiaries of the Jurika Family Trust with respect to the Trust’s purchase of 166,667 shares of common stock on December 19, 2005; (7) Form 3 for Steven Phillips upon his appointment as director in April 2004; (8) Form 4 for Steven Phillips with respect to the grant to him of 5,000 stock options on August 22, 2005; (9) Form 3 for Gary Crook upon his appointment as director in April 2004; (10) Form 4 for Gary Crook with respect to the grant to him of 10,000 stock options on August 22, 2005; (11) Form 4 for Michael Keough with respect to the grant to him of 20,000 stock options on August 22, 2005; (12) Form 4 for Michael Keough with respect to the grant to him of 30,000 stock options on February 13, 2006.

The following forms have not been filed: (1) Form 3 for Mark Robinson upon his appointment as Chief Financial Officer, Secretary and Treasurer on July 1, 2005; (2) Form 4 for Mark Robinson with respect to the grant to him of 60,000 stock options on August 22, 2005; (3) Form 4 for Mark Robinson with respect to the grant to him of 40,000 stock options on February 13, 2006; (4) Form 3 for Thomas Tesmer upon his appointment as director in June 2004; (5) Form 4 for Thomas Tesmer with respect to the grant to him of 15,000 stock options on June 22, 2004; (6) Form 4 for Thomas Tesmer with respect to the grant to him of 5,000 stock options on August 22, 2005. No Form 5s were required to be filed by any of the Company’s officers and directors during 2005.

Code of Ethics

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. This code of ethics is posted on our website at www.qcomm.com.

Item 11. Executive Compensation

Summary compensation. The following table sets forth information regarding compensation awarded to, earned by, or paid to our Chief Executive Officer and our other most highly compensated executive officers whose compensation exceeded $100,000 in 2005 for all services rendered to us in all capacities during the last three completed fiscal years.

		Annual Compensation				Long-term Compensation
Name and principal position	Year	Salary		Commission and Bonus		Securities Underlying Options

Michael Keough, President and Chief Executive Officer (1)	2005	$245,069		$3,892		170,000	(2)
	2004	$15,385	(1)	-		-
	2003	-		-		-

Terry Kramer, Chief Executive Officer, President and Director (3)	2005	-		-		-
	2004	$201,731		-		255,000	(3)
	2003	$17,500	(1)	-		45,000	(3)

Mark Robinson, Chief Financial Officer, Secretary and Treasurer (4)	2005	$107,551	(4)	-		60,000	(5)
	2004	-		-		-
	2003	-		-		-

Michael Openshaw, Chief Financial Officer, Secretary and Treasurer Director (6)	2005	$62,500	(6)	$12,374		-
	2004	$125,000		7,668	(7)	-
	2003	$110,586		30,000		40,000	(8)

Darin W. Hunsaker, Vice President of Sales (9)	2005	$125,000		$56,682		35,000	(10)
	2004	$120,192		$36,390		35,000	(10)
	2003	-		-		-

		Annual Compensation			Long-term Compensation
Name and principal position	Year	Salary		Commission and Bonus	Securities Underlying Options

Charles Callis, Vice President of Business Development and Marketing (11)	2005	$122,669	(11)	-	50,000	(12)
	2004	-		-	-
	2003	-		-	-

Fred Schade, Vice President of Engineering (13)	2005	$122,108		$6,529	12,500	(14)
	2004	68,750	(13)	-	-
	2003	-		-	-

Thomas Baker, Vice President of Sales—Eastern Region (15)	2005	$23,581	(15)	$17,874	5,000	(16)
	2004	-		-	-
	2003	-		-	-

(1)	Michael Keough was hired in December 2004.
(2)	As of December 31, 2005, 3,333 options were vested.
(3)
Terry Kramer was hired in November 2003. He resigned effective December 31, 2004, and 127,500 unvested stock options expired on that date. Vested stock options expire 90 days after termination of employment. Mr. Kramer exercised 127,500 options in January 2005.

(4)	Mark Robinson was hired in April 2005.
(5)	As of December 31, 2005, 14,999 options were vested.
(6)	Michael Openshaw was hired April 1, 2001, and resigned in May 2005.
(7)	Represents 1,667 shares granted June 30, 2004, valued at $0.40 per share.
(8)	As of December 31, 2005, 20,000 shares were vested but have since been forfeited.
(9)	Darin W. Hunsaker was hired in February 2004 and resigned on February 28, 2006.
(10)	As of December 31, 2005, 18,750 options were vested.
(11)	Charles Callis was hired in February 2004.
(12)	As of December 31, 2005, 14,583 options were vested.
(13)	Fred Schade was hired in June 2004.
(14)	As of December 31, 2005, 23,957 options were vested.
(15)	Tom Baker was hired in May 2005.
(16)	As of December 31, 2005, 1,250 options were vested.
_____________________________

Options held by Named Executives

The following tables provide information with respect to stock options granted during the year ended December 31, 2005 to each of the executives named in the summary compensation table above and the number and aggregate value of unexercised options held by those executives as of December 31, 2005. The per share exercise price of all options was equal to, or above, the estimated fair market value of a share of common stock on the date of grant.

	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in 2005	Exercise Price	Expiration date	Value of In-the- Money Options as of December 31, 2005

Mike Keough	150,000	46.2%	$ 3.59	1/14/15(1)	-
Mike Keough	20,000	6.2%	$ 3.30	8/22/15(2)	-
Mark Robinson	60,000	18.5%	$ 3.30	8/22/15(2)	-
Charles Callis	37,500	11.7%	$ 4.65	1/31/15(2)	-
Charles Callis	12,500	3.8%	$ 3.30	6/26/15(2)	-
Fred Schade	12,500	3.8%	$ 3.30	6/26/15(2)	-

(1)	These options are earned annually over 2005 and 2007 based on continued employment and expire 90 days after termination of employment.
(2)	These options are earned quarterly over 2004 and 2005 based on the continued employment and expire 90 days after termination of employment.

2005 Year-End Option Values
	Number of Shares Underlying Unexercised Options at December 31, 2005 (#)		Value of Unexercised In-the-Money Options At December 31, 2005 ($)
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
Mike Keough	3,333(1)	166,667(2)	-	-
Mark Robinson	14,999(3)	45,001(3)	-	-
Charles Callis	14,583(4)	35,417(4)	-	-
Fred Schade	23,957(4)	26,043(4)	-	-
Darin Hunsaker	18,750(5)	31,250(5)	-	-

(1)	Includes 150,000 options with an exercise price of $3.59 per share. See footnote 1 in the preceding table.
(2)	Includes 150,000 options with an exercise price of $3.59 per share, and 20,000 options with an exercise price of $3.30 per share. See footnote 1 in the preceding table.
(3)	Includes 60,000 options with an exercise price of $3.30 per share. See footnote 1 in the preceding table.
(4)	Includes 37,500 options with an exercise price of $4.65 per share and 12,500 options with an exercise price of $3.30 per share. See footnote 1 in the preceding table.
(5)	Includes 35,000 options with an exercise price of $6.50 per share and 15,000 options with an exercise price of $4.65. See footnote 1 in the preceding table.
_____________________________

Compensation of Directors

Our outside directors receive a quarterly payment of $4,125 and are reimbursed for travel costs. Committee chairs receive an additional $1,250 per quarter.

Employment Agreements

We have entered into employment agreements with Michael Keough and Mark Robinson.

Mr. Keough’s agreement, which terminates December 31, 2006, pays him an annual salary of no less than $250,000. The agreement may be extended for successive one-year periods. If we terminate the agreement without cause, or if Mr. Keough terminates the agreement for good reason, the President/CEO is entitled to receive the greater of one year’s salary plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. Under the terms of his employment contract, Mr. Keough was also granted an option to purchase 150,000 shares of common stock at the market price per share on the date of grant in January 2005. Subsequent to the effective date of this employment agreement, Mr. Keough was granted an option to purchase and additional 20,000 shares of common stock at the $3.30 market price per share in August 2005.

Mr. Robinson’s agreement, which terminates December 6, 2006, pays him an annual salary of no less than $155,000. The agreement may be extended for successive one-year periods. If we terminate the agreement without cause, or if Mr. Robinson terminates the agreement for good reason, Mr. Robinson is entitled to receive the greater of one year’s salary plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. Under the terms of the agreement, Mr. Robinson was also granted an option to purchase 60,000 shares of common stock at the market price per share on the date of grant in August 2005.

Compensation Committee Interlocks and Insider Participation

All compensation decisions during 2005 for each of the executive officers named in this report were made the Compensation and Personnel Committee, consisting of Messrs. Jurika (Chairman), Phillips and Tesmer. No member of the Compensation and Personnel Committee is or was formerly an officer or employee of the Company. No interlocking relationship exists between our Board of Directors and its Compensation and Personnel Committee and the board of directors and compensation committee of any other company.

Compensation and Personnel Committee

Our Compensation and Personnel Committee was established in March 2004. Prior to that time, the functions of the Compensation and Personnel Committee were performed by a committee of a different name. The Compensation and Personnel Committee’s current composition consists of Messrs. Jurika (Chairman), Phillips and Tesmer. Each member of our Compensation and Personnel Committee is independent within the meaning of the rules of Amex and SEC and no member receives directly or indirectly any consulting, advisory or other compensatory fees that would be prohibited under the SEC’s audit committee independence standards. The primary purposes of the Compensation and Personnel Committee are to (a) determine, or recommend to the Board of Directors for determination, the compensation of our chief executive officer, (b) review and recommend the compensation and benefits payable to our other officers, (c) review our policy relating to employee compensation and benefits, (d) administer our stock option plans and (e) select, or recommend to the Board of Directors, director nominees for annual meetings of shareholders.

The Compensation and Personnel Committee does not set specific, minimum qualifications that director nominees must meet in order for the committee to recommend them to the Board of Directors, but rather believes that each nominee should be evaluated based on his or her individual merits, taking into account our needs and the composition of the Board of Directors. Members of the Compensation and Personnel Committee discuss and evaluate possible candidates in detail, and suggest individuals to explore in more depth. Outside consultants may also be employed to help in identifying candidates. Once a candidate is identified whom the committee wants to consider seriously and move toward nomination, the Chairperson of the Compensation and Personnel Committee enters into a discussion with that nominee. The policy of the Compensation and Personnel Committee provides that nominees recommended by shareholders be evaluated in the same manner as other nominees. Shareholders who wish to submit nominees for director for consideration by the Compensation and Personnel Committee for election at our 2005 Annual Meeting of shareholders may do so by submitting in writing such nominees’ names, in compliance with the procedures and along with the other information required by our Bylaws, to Mark Robinson, Corporate Secretary at Q Comm International, Inc., 510 East Technology Avenue, Orem, Utah 84097.

REPORT OF COMPENSATION AND PERSONNEL COMMITTEE
REGARDING EXECUTIVE COMPENSATION

The following report of the Compensation and Personnel Committee shall not be deemed to be incorporated by reference by any general statement that incorporates this annual report into any other filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that Q Comm specifically incorporates this annual report by reference. This annual report shall also not be deemed to have been filed under those Acts.

Our executive compensation consists of three components: base salary, annual incentive compensation in the form of cash bonuses and stock options, each of which is intended to complement the others and, together, to satisfy Q Comm’s compensation objectives. The Compensation and Personnel Committee’s policies with respect to each of the three components are discussed below:

Base Salary. The Compensation and Personnel Committee considers several factors in determining base salaries for our executive officers, including industry information regarding comparative positions, responsibilities of the executive officers, length of service with Q Comm, and corporate and individual performance. Such factors are applied by the Compensation and Personnel Committee on a subjective basis and without application of set criteria. When determining base salaries, Q Comm examines the base salaries at companies of similar size and with similar employee bases. Also, the Compensation and Personnel Committee believes that Q Comm’s competitors for executive talent include a broad range of companies, and not just those companies in a peer group established to compare shareholder returns. Thus, the industry information used by the Compensation and Personnel Committee are not entirely derived from the same peer group as used in the Comparison of Five Year Cumulative Total Return graph included in this report.

Bonuses. Cash bonuses paid to our executive officers are based on performance objectives against the Company’s goals that are established at the beginning of the year, subject to modifications to reflect unusual or unforeseen circumstances. These goals are largely financial goals based on objective standards such as net revenue and earnings as compared to targets.

Stock Options. Stock options provide additional incentives to our executive officers to maximize long-term shareholder value. The options that have been granted vest over a defined period to encourage these executive officers to continue their employment with Q Comm. Q Comm also grants stock options to many employees, commensurate with their potential contributions to Q Comm. Such factors are applied on a subjective basis by the Compensation and Personnel Committee and without use of specific objectives or formulas.

Chief Executive Officer Compensation. Michael Keough was the Chief Executive Officer of Q Comm through December 31, 2005. For fiscal year 2005, Mr. Keough received base salary compensation based upon industry averages for comparative positions, responsibilities, length of service and corporate and individual performance.

Submitted by the Compensation and Personnel Committee

William Jurika, Chairman
Steven Phillips
Thomas Tesmer

Company Stock Price Performance

The following graph shows a comparison of the cumulative total shareholder return on Q Comm common stock over the past five fiscal years with the cumulative total return of the Russell 2000 Stock Index and Q Comm’s peer group, based on line-of-business, comprised of Euronet Worldwide, First Data Corp, Global ePoint Inc, and Hypercom Corp. The graph assumes $100 is invested in Q Comm’s common stock and in each of the two indices at the closing market quotation on December 31, 2000 and that dividends are reinvested.

	2000	2001	2002	2003	2004	2005
Q Comm	$100	$387.80	$175.61	$103.90	$61.95	$48.78
Russell 2000	$100	$100.63	$78.96	$115.72	$135.25	$69.68
Peer Group	$100	$185.65	$76.93	$110.49	$127.90	$129.16

Limitation of Directors’ Liability and Indemnification

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

We maintain a directors’ and officers’ insurance policy in the amount of $5,000,000.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance under Equity Compensation Plans

To attract and retain the personnel necessary for our success, in 2000 we adopted a stock option plan and reserved 133,333 shares of stock for future grants under that plan. Only employees are eligible for grants under this plan. In February 2003 and May 2004, we adopted stock option plans under which we may grant options covering up to 100,000 and 500,000 shares of common stock, respectively, to our employees, directors and consultants. The Compensation and Personnel Committee established by the Board of Directors administers all plans. In addition, each plan provides that the maximum term for options granted under the plan is 10 years and that the exercise price for the options may not be less than the fair market value of the common stock on the date of grant. Options granted to stockholders owning more than 10% of our outstanding common shares must be exercised within five years from the date of grant and the exercise price must be at least 110% of the fair market value of the common stock on the date of the grant. As of December 31, 2005, we had issued options covering 131,833 shares of common stock under the 2000 stock option plan with a weighted average exercise price of $8.23; we had issued options covering 50,000 shares of common stock under the 2003 stock option plan with a weighted average exercise price of $6.50; we had issued options covering 305,500 shares of common stock under the 2004 stock option plan with a weighted average exercise price of $4.61.

The following table sets forth, as of December 31, 2005, information concerning our 2000, 2003 and 2004 stock option plans, as well as information relating to other equity compensation plans that we have adopted.

	Number of securities to be issued upon exercise of outstanding options and warrants	Weighted average exercise price of outstanding options and warrants	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders(1)	594,000	$ 4.52	139,333
Equity compensation plans not approved by stockholders(2)	373,334(3)	$ 8.34	-
Total	967,334	$ 12.86	139,333

(1)	The 2000, 2003 and 2004 stock option plans.
(2)	Includes options granted to employees, consultants and underwriters outside our stock option plans and stock bonuses.
(3)
Includes options covering 330,000 shares of common stock granted to consultants and underwriters, and options covering 43,334 shares of common stock granted to employees outside our stock option plan. The options granted to consultants vested immediately, those granted to underwriters vested after one year. The options granted to consultants and underwriters and are for terms that range from three to five years from the date of grant. The options granted to our employees expire at the end of five years from date of grant. All of the employees’ options have vested.

_____________________________

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of shares of our common stock as of March 22, 2006, by:

•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•	each of our directors;
•	each executive officer named in the summary compensation table below; and
•	all of our directors and executive officers as a group.

As of March 22, 2006, there were 6,914,795 shares of our common stock outstanding. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all of the common stock owned by them. When option or warrants are stated to be “currently exercisable,” this means that the holder has the right to exercise those options or warrants as of March 22, 2006, or within a period of sixty days thereafter.

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)	Percent of Common Stock Beneficially Owned

William Jurika(3)	1,507,717	21.8%
Michelle Jurika(4)	1,199,517	17.3%
Jurika Family Trust, U/A 1989(5)	1,199,517	17.3%
JMK Investment Partners, L.P.(6)	308,200	4.5%
Pike Capital Partners, LP(7)	2,634,634	38.1%
Harry Hargens	6,250	*
Steven Phillips	6,250	*

Name and Address of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned(2)	Percent of Common Stock Beneficially Owned

Thomas Tesmer	6,250	*
Gary Crook	7,500	*
Michael Keough	55,000	*
Mark Robinson	23,332	*
Charles Callis	20,416	*
Fred Schade	29,791	*
Darin Hunsaker	20,000	*
All directors and executive officers as a group (ten persons)	1,682,506	24.3%
_____________________________

* Less than 1%

(1)	Except as otherwise noted in the footnotes below, all addresses are c/o Q Comm International, Inc., 510 East Technology Ave, Building C, Orem, Utah 84097.

(2)
According to the rules and regulations of the SEC, shares that a person has a right to acquire within 60 days of the date of this report are deemed to be outstanding for the purpose of computing the percentage ownership of that person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)
Mr. William Jurika holds the option to acquire 20,000 shares of common stock, of which 5,000 shares are currently exercisable. He indirectly holds 1,507,717 shares of common stock through both the Jurika Family Trust U/A 1989 and JMK Investment Partners, L.P. He shares voting and investment power, as a co-trustee of the Jurika Family Trust, U/A 1989, which directly holds: (i) 714,837 shares of common stock; and (ii) warrants to acquire 479,680 shares of common stock (which are currently exercisable). He shares voting and investment power, as a managing member of JMK Investment Partners, LLC, the General Partner of JMK Investment Partners, L.P., which directly holds 308,200 shares of common stock.

(4)
Mrs. Michelle Jurika owns no shares directly. She indirectly holds 1,119,517 shares of common stock through the Jurika Family Trust U/A 1989. She shares voting and investment power as a co-trustee of the Jurika Family Trust, U/A 1989, which directly holds: (i) 714,837 shares of common stock; and (ii) warrants to acquire 479,680 shares of common stock (which are currently exercisable).

(5)
The address of the Jurika Family Trust U/A 1989 is 2101 Webster Street, Suite 1550, Oakland, California 94612. This trust directly holds 1,199,517 shares of common stock, including: (i) 714,837 shares of common stock; and (ii) warrants to acquire 479,680 shares of common stock (which are currently exercisable).

(6)	The address of JMK Investment Partners, L.P. is 2030 Franklin Street, Suite 210, Oakland, California 94612. This partnership directly holds 308,200 shares of common stock.

(7)	Pike Capital Partners, LP directly holds 2,634,634 shares of common stock. The address of Pike Capital Partners, LP is 275 Madison Avenue, Suite 418, New York, NY 10016.

Item 13. Certain Relationships and Related Transactions

We have adopted a policy that the audit committee must review all transactions with any officer, director or 5% stockholder.

On December 18, 2005, the Company sold 833,334 of restricted common stock at $3.00 per share to Pike Capital, LP, which holds 5% or more of the Company’s common stock.

On December 18, 2005, the Company sold 166,667 of restricted common stock at $3.00 per share to the Jurika Family Trust through a private placement. The Jurika Family Trust owns 5% or more of the Company’s common stock. The Jurika Family Trust is controlled by William Jurika, our Chairman of the Board and one of our largest shareholders.

On July 7, 2005, the Company sold 270,000 of restricted common stock at $3.07 per share to Pike Capital, LP, which holds 5% or more of the Company’s common stock.

On July 7, 2005, the Company issued a promissory note in the amount of $614,000 to the Jurika Family Trust. This promissory note has an interest rate of 5% per year and is payable in full on or before July 7, 2007. In connection with the issuance of this note, we also issued warrants to the Jurika Family Trust for 230,000 shares of common stock exercisable for a period of five years at a price of $3.51 per share. Jurika Family Trust holds 5% or more of the Company’s common stock. The Jurika Family Trust is controlled by William Jurika, our Chairman of the Board and one of our largest shareholders.

On April 5, 2005, the Company sold 100,000 of restricted common stock at $5.00 per share to Pike Capital, LP, which holds 5% or more of the Company’s common stock.

On April 5, 2005, the Company sold 100,000 of restricted common stock at $5.00 per share to Jurika Family Trust through a private placement. The Jurika Family Trust owns 5% or more of the Company’s common stock. The Jurika Family Trust is controlled by William Jurika, our Chairman of the Board and one of our largest shareholders.

On March 25, 2005, the Company received $500,000 in cash from William Jurika, our Chairman of the Board and one of our largest shareholders, in exchange for the issuance of a note. This unsecured loan was scheduled to mature on June 24, 2005 and carried an annual interest rate of 5%. In April 2005, the note was repaid together with $972 in interest.

On June 16, 2005, the Company sold 270,000 of restricted common stock at $3.07 per share to Pike Capital, LP, which holds 5% or more of the Company’s common stock.

On August 22, 2005, the Company issued an option to purchase 5,000 shares of common stock to William Jurika, our Chairman of the Company’s Board and one of our largest shareholders, at a market price on that date of $3.30. The shares represented by this option become purchasable in three installments on the anniversary date of the date of grant in 2006, 2007 and 2008. This option expires after August 22, 2010.

On August 22, 2005, the Company issued an option to purchase 10,000 shares of common stock to Gary Crook, a Director on the Company’s Board and Chairman of the Company’s Audit Committee, at a market price on that date of $3.30. The shares represented by this option become purchasable in three installments on the anniversary date of the date of grant in 2006, 2007 and 2008. This option expires after August 22, 2010.

On August 22, 2005, the Company issued an option to purchase 5,000 shares of common stock to Steve Phillips, a Director on the Company’s Board and a member of the Company’s Audit Committee, at a market price on that date of $3.30. The shares represented by this option become purchasable in three installments on the anniversary date of the date of grant in 2006, 2007 and 2008. This option expires after August 22, 2010.

On August 22, 2005, the Company issued an option to purchase 5,000 shares of common stock to Tom Tesmer, a Director on the Company’s Board and a member of the Company’s Compensation and Personnel Committee, at a market price on that date of $3.30. The shares represented by this option become purchasable in three installments on the anniversary date of the date of grant in 2006, 2007 and 2008. This option expires after August 22, 2010.

On August 22, 2005, the Company issued an option to purchase 5,000 shares of common stock to Harry Hargens, a Director on the Company’s Board and a member of the Company’s Audit Committee, at a market price on that date of $3.30. The shares represented by this option become purchasable in three installments on the anniversary date of the date of grant in 2006, 2007 and 2008. This option expires after August 22, 2010.

The Company has entered into various compensation arrangements with its officers and directors, as described in Item 11 of this report.

Item 14. Principal Accountant Fees and Services

Principal Accountant Fees

The aggregate fees billed by our principal accounting firms, Hansen, Barnett & Maxwell, Tanner LC, and Pritchett, Siler & Hardy, P.C., are as follows:

	January 1, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003

Audit fees	$81,000	$216,239	$24,942
Audit related fees (1)	89,871	58,776	12,576

Total audit and audit related fees	170,871	275,015	37,518
Tax fees (2)	13,735	13,275	446
All other fees	-	-	-

Total fees	$184,606	$288,290	$37,964

(1)	Audit-related fees were for reviews of the Company’s filings for Forms 10-QSB, 10-Q, 10-Q/A and Form 8-K for the years ended 2003, 2004 and 2005.
(2)	Tax fees were for services related to preparation of tax returns for the years ended 1999, 2000, 2001, 2002, 2003 and 2004.

The aggregate fees billed by our principal accounting firm, Hansen, Barnett & Maxwell, are as follows:

	September 30, 2005 through December 31, 2005	January 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003

Audit fees	$81,000	$-	$-
Audit related fees (1)	24,000	-	-

Total audit and audit related fees	105,000	-	-
Tax fees	-	-	-
All other fees	-	-	-

Total fees	$105,000	$-	$-

(1)	Audit-related fees were for reviews of the Company’s filings for Forms 10-Q and 8-K for the year ended 2005.

The aggregate fees billed by our principal accounting firm, Tanner LC, are as follows:

	January 1, 2005 through December 31, 2005	October 1, 2004 through December 31, 2004	January 1, 2003 through December 31, 2003

Audit fees	$-	$196,500	$-
Audit related fees (1)	62,391	52,607	-

Total audit and audit related fees	62,391	249,107	-
Tax fees (2)	11,780	3,450	-
All other fees	-	-	-

Total fees	$74,171	$252,557	$-

(1)	Audit-related fees were for reviews of the Company’s filings for Forms 10-Q, 10-Q/A and Form 8-K for 2004 and 2005.
(2)	Tax fees were for services related to preparation of tax returns for the year ended 2004.

The aggregate fees billed by our principal accounting firm, Pritchett, Siler & Hardy, are as follows:

	September 1, 2005 through December 31, 2005	January 1, 2004 through September 30, 2004	January 1, 2003 through December 31, 2003

Audit fees	$-	$19,739	$24,942
Audit related fees (1)	3,480	6,169	12,576

Total audit and audit related fees	3,480	25,908	37,518
Tax fees (2)	1,955	9,825	446
All other fees	-	-	-

Total fees	$5,435	$35,733	$37,964

(1)	Audit-related fees were for reviews of the Company’s filings for Forms 10-QSB, 10-Q, 10-Q/A and Form 8-K for 2004.
(2)	Tax fees were for services related to preparation of tax returns for the year ended 1999, 2000, 2001, 2002 and 2003.

All Audit-Related Fees, Tax Fees and Other Fees set forth in the tables directly above were approved by the Audit Committee as required by SEC regulations. Pursuant to the pre-approval policy of the Audit Committee, each of the permitted non-audit services in the tables directly above has been pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee, other than de minimus non-audit services for which the pre-approval requirements are waived in accordance with the rules and regulations of the SEC.

Audit Committee Pre-Approved Policies and Procedures

The Audit Committee charter provides that the Audit Committee will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Audit Committee should consult with management in the decision-making process, but may not delegate this authority to management. The Audit Committee may delegate its authority to pre-approve services to one or more committee members, provided that the designees present the pre-approvals to the full committee at the next committee meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) and (c) Documents filed:  Financial statements and financial statement schedules filed as part of this report are listed in the index included in Item 8 of this report.

(b) Exhibits:

Exhibit No.	Description

3.1(i)	Articles of Incorporation (1)

3.1(ii)	Amendment to Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (2)

4.2	Form of warrant agreement, including form of warrant (2)

4.3	Form of unit certificate (2)

4.4	Form of representative’s warrant (2)

10.1	2000 Stock Option Plan (2)

10.2	2003 Stock Option Plan (2)

10.3	Securities Purchase Agreement, dated February 10, 2003 (2)

10.4	Form of 12% Secured Convertible Debentures due March 31, 2004 (2)

10.5	Form of Stock Purchase Warrant (2)

10.6	Form of Lock-Up Agreement executed by all officers, directors and 5% shareholders (2)

10.7	Form of Lock-Up Agreements for 12% Secured Convertible Debenture holders (2)

10.8	Employment Agreement between Q Comm International, Inc. and Paul C. Hickey (2)

10.9	Employment Agreement between Q Comm International, Inc. and Terry D. Kramer (3)

10.10	Employment Agreement between Q Comm International, Inc. and Michael K. Openshaw (3)

10.11	Employment Agreement between Q Comm International, Inc. and Michael D. Keough(4)

10.12	Employment Agreement between Q Comm International, Inc. and Mark W. Robinson(5)

10.13	Securities Purchase Agreement, dated May 20, 2003 (2)

10.14	Form of 12% Unsecured Promissory Note, due August 31, 2004, dated May 20, 2003 (2)

10.15	Form of Stock Purchase Warrant, dated May 20, 2003 (2)

10.16	Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and Hargray Wireless (2)

10.17	Agreement between Q Comm International, Inc. and PreCash Corporation (2)

10.18	WGR Ltd. Agreement (2)

10.19	Marceco Ltd. Agreement (2)

10.20	Success Concepts Enterprises Inc. Agreement (2)

10.21	510 East Technology Avenue Lease (3)

10.22#	Agreement between Q Comm International, Inc. and Cricket Communications, Inc. (4)

10.23	2004 Stock Option Plan (7)

10.24	9350 South 150 East, Suite 840, Sandy, Utah Lease*

14	Code of Ethics (2)

16	Letter from Tanner LC to the Securities and Exchange Commission, dated October 11, 2005 regarding change in certifying accountant (6)

21	Subsidiary schedule (3)

23.1	Consent of Hansen, Barnett & Maxwell*

23.2	Consent of Pritchett, Siler & Hardy, P.C. (this report is revised from the one previously filed with the Company's Form 10-KSB for the year ended December 31, 2003)*

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002*
________________________

* Included as an exhibit herein.

(1)	Previously filed on February 24, 2000, as an exhibit to Form 10-SB, and on March 20, 2000, as an exhibit in the Company’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No.333-104232) and incorporated herein by reference.

(3)	Previously filed as an exhibit to Form 10-KSB on March 31, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Form 10-KSB on April 12, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Form 10-KSB/A on August 10, 2005 and incorporated herein by reference.

(6)	Previously filed on October 11, 2005, as an exhibit in the Company’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Previously filed on May 3, 2004, as Appendix C to Schedule 14a and incorporated herein by reference.

#
Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain portions of this exhibit under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K for the year ended December 31, 2005, to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2006.

Q COMM INTERNATIONAL, INC.

By:	/s/ Michael D. Keough
Michael D. Keough,
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities indicated, on March 31, 2006.

Name:	Title:

/s/ Michael D. Keough Michael D. Keough	Chief Executive Officer, President and Director (Principal Executive Officer)

/s/ Mark W. Robinson Mark W. Robinson	Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)

/s/ William Jurika	Chairman of the Board
William Jurika

/s/ Gary Crook	Director
Gary Crook

/s/ Harry Hargens	Director
Harry Hargens

/s/ Steven Phillips	Director
Steven Phillips

/s/ Thomas Tesmer	Director
Thomas Tesmer