Form 10-Q
period 2006-03-31
Q COMM INTERNATIONAL INC
filed 2006-05-22
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Yes	| X |	No	|__|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |__|	Accelerated filer |__|	Non-accelerated filer | X |

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 7, 2006 6,914,795 shares of the issuer’s common stock were outstanding.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	|__|	No	| X |

Q COMM INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

March 31, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	For the Three Months Ended
	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,160,655	$3,806,904
Trade accounts receivable, net	791,298	638,725
Inventory, net	1,927,564	1,456,937
Equipment held for resale	-	610,000
Prepaid expenses	40,033	46,550
Total Current Assets	4,919,550	6,559,116

Property and Equipment, net	1,079,656	1,321,564

Other Assets:
Restricted cash	559,414	532,875
Capitalized software development costs, net	85,674	283,762
Intangible assets, net	139,112	24,000
Deposits	163,724	162,432
Total Other Assets	947,924	1,003,069

Total Assets	$6,947,130	$8,883,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$406,131	$909,231
Accrued expenses	688,347	463,974
Capital lease obligations - current portion	268,235	390,906
Total Current Liabilities	$1,362,713	$1,764,111

Long Term Liabilities:
Related party obligation, net of unamortized discount of $184,804	429,196	390,784
Capital lease obligations, net of current portion	32,095	32,297
Total Long term Liabilities	461,291	423,081
Total Liabilities	1,824,004	2,187,192

Commitments and Contingencies (notes 2, 6, 7, 8, and 11)
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,914,795 shares outstanding	6,915	6,915
Additional paid-in capital	35,266,154	35,038,139
Accumulated deficit	(30,191,988)	(28,389,476)
Accumulated other comprehensive income	52,813	51,747
Receivable from shareholder	(10,768)	(10,768)

Total Stockholders’ Equity	5,132,216	6,696,557

Total Liabilities and Stockholders’ Equity	$6,947,130	$8,883,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,
	2006	2005
SALES AND REVENUE
Prepaid PIN sales	$12,042,202	$7,934,862
Prepaid PIN fees	370,785	285,661
Product sales	834,344	22,065
Processing and other fees	151,929	234,672
Total sales and revenue	$13,399,260	$8,477,260

COST OF SALES AND REVENUE
Cost of prepaid PIN sales and fees	10,739,750	6,873,246
Cost of product sales	805,100	16,950
Distribution commissions and fees	1,805,781	1,832,093
Total cost of sales and revenue	13,350,631	8,722,289
Gross Profit (Loss)	48,629	(245,029)

OPERATING EXPENSES
Selling	352,596	227,365
General and administrative	1,174,908	1,046,258
Non-cash compensation related to operations	228,015	-
Depreciation and amortization	48,889	49,277
Total operating expenses	1,804,408	1,322,900
Loss from operations	(1,755,779)	(1,567,929)

OTHER INCOME (EXPENSE)
Interest income	4,911	6,740
Interest and other expense	(51,644)	(20,399)
Total Other Income Expense, net	(46,733)	(13,659)
Loss before income taxes	(1,802,512)	(1,581,588)
Provision for income taxes	-	-

Net Loss	$(1,802,512)	$(1,581,588)

Basic and Diluted Net Loss per Common Share	$(0.32)	$(0.32)

Basic and Diluted Weighted Average Common Shares Outstanding	5,587,000	4,978,000

OTHER COMPREHENSIVE LOSS
Net loss	$(1,802,512)	$(1,581,588)
Foreign currency translation adjustment, net of tax	(1,066)	18,977

Comprehensive Loss	$(1,801,446)	$(1,600,565)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,802,512)	$(1,581,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of property and equipment	-	22,308
Depreciation and amortization	552,781	483,535
Amortization of discount on debentures and notes	38,412	-
Provision for doubtful accounts	-	50,000
Loss of partial deposit on handsets	-	285,005
Gain on equipment held for sale	610,000	-
Non-cash compensation related to options	228,105	-

Change in operating assets and liabilities
Accounts receivable	(224,263)	(93,195)
Inventory	(470,627)	161,385
Prepaid expenses	6,518	(140,474)
Accounts payable	(503,100)	(275,862)
Accrued liabilities	224,373	103,994
Other assets	(1,292)	(66)

Net Cash Used in Operating Activities	(1,270,005)	(984,958)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	(26,539)	(14,236)
Purchase of Intangible assets	(135,395)	(6,494)
Purchase of property and equipment	(87,603)	(814,857)
Capitalized software development costs	(4,900)	(26,874)

Net Cash Used by Investing Activities	$(254,437)	$(862,461)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash received from subscription receivable	$-	$1,114,763
Proceeds from issuance of related party notes payable and warrants	-	500,000
Payments on capital lease obligations	(122,873)	(119,263)

Net Cash Provided by Financing Activities	(122,873)	1,495,500

Net decrease in cash and cash equivalents	(1,647,315)	(351,919)
Effect of foreign-exchange-rate changes on cash	1,066	(18,281)
Cash and cash equivalents, beginning of year	3,806,904	773,052

Cash and cash equivalents, end of year	$2,160,655	$402,852

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$54,816	$19,106
Income taxes	-	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments that are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the fiscal year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, as set forth in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2006

Nature of Business - The Company’s business involves purchasing and reselling prepaid telecommunication and other products (PINs) through a proprietary electronic point-of-sale activation system known as Q Xpress. The Company provides its products to end users throughout the United States as well as Canada, France, and the Bahamas. The Company is headquartered in Orem, Utah. During 2004, the Company acquired Point de Vente (PDV), a company located in Quebec, Canada through the acquisition of 100% of its stock.

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

Definite-life intangible assets - Definite-life intangible assets consists of the purchase of Sun Communication on February 13, 2006. The Company accounts for definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards “SFAS” No. 142, “Goodwill and Other Intangible Assets”. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Definite-life intangible assets are being amortized over a straight-line basis.

Net Loss Per Common Share - The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No.128, “Earnings Per Share,” which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options and warrants is dilutive. Because the Company incurred losses for the three months ended March 31, 2006 and 2005, the effect of options, warrants and convertible notes, totaling 2,878,993 and 2,785,993 equivalent shares, respectively, have been excluded from the net loss per common share computation because its impact would be antidilutive.

Realization of assets - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company sustained losses of $1,802,512 and $1,581,588, for the three months ended March 31, 2006 and 2005. As of March 31, 2006, the Company has an accumulated deficit of $30,191,988. The Company used, rather than provided, cash in its operations in the amounts of $1,521,458 for the three months ended March 31, 2006. At March 31, 2006, the Company had $2,160,655 of cash, $3,556,837 of working capital and $5,123,126 of stockholders’ equity. If the Company continues to incur losses or if operations continue to use cash at rates similar to the three months ended March 31, 2006, the Company may not have sufficient cash, working capital or net assets to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Stock Options - The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options, to certain key employees. The plans are more fully described in Note 9. Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has granted options under its 2000, 2003 and 2004 defined stock options plans. The Company has adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123(R). Under this transition method, compensation expense recognized during the three months ended March 31, 2005 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of March 31, 2006, and (b) compensation expense for all share-based awards granted on or after March 31, 2006. Accordingly, compensation cost of $228,015 has been recognized for grants of options to employees and directors in the accompanying statements of operations with an associated recognized tax benefit of $0 of which $0 was capitalized as an asset for the three months ended March 31, 2006. In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123(R). Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123(R), the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

For the Three Months Ended March 31, 2005
Net loss, as reported	$(1,581,588)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects	-
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(183,443)

Pro forma net loss	$(1,765,031)

Basic net loss per common share, as reported	$(.32)
Pro forma net loss per common share	$(.36)

Reclassifications - Certain reclassifications to the 2005 amounts have been made to conform to the 2006 presentation.

Recently Enacted Accounting Standards

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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	March 31,	December 31,
	2006	2005

Point of sale terminals and related items - in service	$1,825,352	$1,821,225
Office and computer equipment	572,141	488,665

Total cost of depreciable equipment	2,397,492	2,309,809
Accumulated depreciation and amortization	(1,464,457)	(1,134,947)

Property and equipment in service, net	933,035	1,174,943
Point of sale terminals and related items - not placed in service	146,621	146,621

Total	$1,079,656	$1,321,564

Point of sale terminals that are held by the Company as property and equipment will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating the terminals that it owns at the time they are shipped to the broker or retailer. Depreciation expense for the three months ended March 31, 2006, and March 31, 2005 was $343,193 and $250,287, respectively.

 NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

On February 16, 2006, the Company acquired certain assets from Sun Communications, including approximately 350 merchant locations and terminals for $150,000 in cash. In addition, the Company is obligated to pay an earn-out provision totaling up to $50,000 based on acceptance of certain performance criteria. The earn-out provision provides for a $15,000 prepayment due to Sun Communications in June 2006 and the remainder, if earned, due February 2007. As of March 31, 2006 the purchase price was allocated as follows:

Terminal equipment	$14,605
Customer locations	135,395

Total	$150,000

Definite life intangible assets consist of the following as of March 31, 2006:

Customer locations	$135,395
Less: accumulated depreciation	(11,283)

Total	$124,112

The costs of these assets are being amortized over their remaining lives of two years. Amortization expense for the three months ended March 31, 2006 and 2005 amounted to $11,283 and $0, respectively. The Company estimates amortization expense will be as follows for the years ended December 31,

2006	$62,056
2007	67,698
2008	5,641

Total	$135,395

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Information related to capitalized software development costs is as follows:

Capitalized software development costs, net, December 31, 2005	$283,762

Capitalized software development costs, March 31, 2006	2,634,659
Accumulated amortization	(2,548,985)

Capitalized software development costs, net, March 31, 2006	$85,674

Of the balance of capitalized software development costs at March 31, 2006, approximately $1,185,674 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000 that was recorded during the time the project was under development.

The Company regularly tests capitalized software development costs for impairment in accordance with SFAS No.142. The Company uses the estimated future cash flows related to its capitalized software development costs and has determined that these costs were not impaired as of March 31, 2006. The Company amortizes capitalized software costs over a three-year period. During the three months ended March 31, 2006 and the three months ended March 31, 2005 the Company recorded amortization expense of $202,988 and $212,415, respectively.

 NOTE 5 - ACQUISITION

On February 16, 2006, the Company acquired certain assets from Sun Communications, including approximately 350 merchant locations and terminals. These assets were purchased for $150,000 in cash paid on February 16, 2005. In addition, the Company is obligated to pay an earn-out provision totaling up to $50,000 based on acceptance of certain performance criteria. The earn-out provision provides for a $15,000 payment due to Sun Communications in June 2006 and the remainder, if earned, due February 2007.

NOTE 6 - RELATED PARTY OBLIGATIONS

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

The $298,760 fair value of the warrant was recorded as a discount against the note. For the three months ended March 31, 2006, the Company recorded related party interest expense of $46,087 on the note, which includes $38,412 related to the amortization of the discount and $7,675 in accrued interest expense.

NOTE 7 - LEASE OBLIGATIONS

Certain computer equipment and point of sale terminals are leased under capital lease arrangements and are presented in the accompanying consolidated balance sheet as property and equipment. At March 31, 2006, the total carrying cost of equipment that is held under capital leases and the related accumulated amortization was $318,164.

As of March 31, 2006, total future minimum lease payments for capital leases, including interest and other costs, are as follows:

Year Ending December 31:
2006	$276,530
2007	10,630
2008	10,630
2009	10,630
2010	9,744

Total	318,164
Less interest and other costs	(17,834)

Present value of future minimum lease payments	300,330
Less current portion	(268,235)

Long-term portion	$32,095

Two capital lease arrangements require the Company to maintain letters of credit equal to 50% of the original lease amounts during the term of the lease. The Company secures the letters of credit with a restricted cash account at a financial institution, totaling approximately $440,000 at March 31, 2006.

The Company is committed under non-cancelable operating leases for office space and office equipment. Rent expense paid for the three months ended March 31, 2006 and March 31, 2005 was approximately $43,608 and $30,799, respectively. The Company’s future minimum rental payments under operating leases at March 31, 2006 are as follows:

Year Ending December 31:
2006	$115,000
2007	148,000
2008	158,000
2009	19,000
Total	$440,000

NOTE 8 - LITIGATION AND CONTINGENCIES

In January 2002, the Company filed an action against an individual for non-payment of funds owed for the purchase of common stock in the amount of $135,000. The Company has been awarded summary judgment in this matter and expects to receive the remaining outstanding amount, which was $10,768 as of March 31, 2006. This receivable is reflected in the accompanying consolidated balance sheet as a reduction to stockholders’ equity.

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

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options - The Company is authorized to issue stock options under three existing stock option plans approved by stockholders. The 2000 plan (133,333 shares), the 2003 plan (100,000 shares) and the 2004 plan (500,000 shares) allow for up to 733,333 shares to be issued under substantially similar terms. The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock Option awards is expensed on a graded vesting straight-line basis over the vesting period of the options, which is generally between zeros to three years. Expected volatility is based on an average of historical volatility of the company’s stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model. The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the three months of time that awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the three months ended March 31, 2006, and 2005, were as follows:

	2006	2005
Dividend yield	0%	0%
Expected life	10 years	10 years
Expected volatility	86%	113%
Risk-free interest rate	4.6%	4.3%

A summary of the status of options granted at March 31, 2006, and changes during the three months then ended are as follows:

	For the Three Months Ended
	March 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	637,334	$4.72	7.7 years
Granted	145,000	2.22
Forfeited	(25,542)	5.35
Expired	(26,458)	5.34

Outstanding at end of period	730,334	4.18	7.9 years	$33,350

Vested and expected to vest in the future	657,300	4.18	7.9 years	$30,015

Exercisable at end of period	245,581	5.70	7.2 years	$2,779

Weighted-average fair value of options granted	145,000	1.92

The Company had 465,003 non vested options at the beginning of the period with a weighted average grant date fair value of $3.56. At March 31, 2006 the Company had 484,752 non vested options with a weighted average grant date fair value of $2.95 resulting in unrecognized compensation expense $810,104 which is expected to be expensed over a weighted-average period of 0.8 years.

The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0 and $21,800 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at March 31, 2006 and 2005 (for outstanding options), less the applicable exercise price.

During the three months ended March 31, 2006 and 2005, the Company received $0 and $589,763 upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carryforwards.

Warrants - The Company has issued warrants to non-employees under various agreements expiring through November 2008. A summary of the status of warrants granted at March 31, 2006, and changes during the period then ended is as follows:

	For the Three Months Ended
	March 31, 2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,148,659	$8.61

Outstanding at end of period	2,148,659	8.61

Exercisable at end of period	2,148,659	8.61

A summary of the status of warrants outstanding at March 31, 2006 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.51	230,000	4.27 years	$3.51	230,000	$3.51
$ 5.25 - $ 7.80	359,095	1.69 years	6.81	359,095	6.81
$9.75	1,544,231	2.21 years	9.75	1,544,231	9.75
$11.25 - $15.00	15,333	1.90 years	12.03	15,333	12.03
$ 3.51 - $15.00	2,148,659		8.61	2,148,659	8.61

At March 31, 2005, the Company had 1,265,000 outstanding warrants to purchase shares of common stock at $9.75 per share that were publicly traded.

A summary of all stock options and warrants outstanding at March 31, 2006 is presented below:

	Compensatory	Non-Compensatory	Total
Stock options issued to employees and board members under stock option plans	687,000	-	687,000
Stock options issued to employees outside stock option plans	43,334	-	43,334

Total	730,334	-	730,334
Warrants issued to non-employees	330,000	1,818,659	2,148,659

Total options and warrants outstanding	1,060,334	1,818,659	2,878,993

NOTE 10 - CONCENTRATION OF REVENUES

The Company's concentration of revenue by broker, product and MVNO for the three months ended March 31, 2006 and 2005 included:

	For the Three Months Ended March 31,
	2006	2005
Top Broker	10.3%	4.6%
Wireless Products	91.1%	92.3%
Top MVNO(1)	33.0%	32.7%

(1) “MVNO” is defined as a “Mobile Virtual Network Operator”.

NOTE 11 - EMPLOYMENT AGREEMENTS

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

NOTE 12 - BUSINESS SEGMENT INFORMATION

The Company predominately operates in the United States and Canada. For the three months ended March 31, 2006, the Company also sold 4,100 terminals to a customer in the United Arab Emirates. The Company currently has service bureau revenues from customers in France and the Bahamas, which has historically represented less then 1% of revenue. The following table represents the Company’s revenue by geographic segment for the three months ended March 31, 2006 and 2005.

	For the Three Months Ended March 31,
	2006	2005
United States	$11,498,468	$7,543,999
Canada	1,201,143	895,217
Other	699,649	38,044
Total	$13,399,260	$8,477,260

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

The Q Xpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of problems, including loss, theft and inventory financing and management issues. The Q Xpress system can support the sale of a broad range of prepaid products in electronic format from a single terminal placed in convenience stores and other retail establishments. Using a terminal, a retail merchant can sell wireless telephone time, traditional long distance service or other telephone products, add value to a prepaid debit card, add wireless time to a customer’s account by electronic bill payment, and sell other prepaid products. In general, the prepaid product are sold in the form of personal identification numbers, or “PINs,” that the customer can use to add time to a prepaid cellular handset, make long distance calls or add funds to a debit card by calling the provider of the product and providing the PIN. The consumer pays for the product by paying the retail establishment in which the terminal is located. The terminal records the transaction and sends the relevant information to our data center where it is processed and accounting and transaction records are generated. Revenue from these purchases is divided among the retail merchant, the broker that placed the terminal with the retail merchant, the provider of the prepaid product, and Q Comm.

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

Our standard business model is referred to as our broker model. In this model, we provide a full range of products and services to our customers, including our product library, PIN management, transaction processing, and customer service to the retail locations. Revenue is recognized on a “gross” basis for our prepaid products and a “net” basis for all consigned products. Commissions and fees paid to brokers and retailers are recorded as distribution commission and fees.

Beginning in 2003, we began offering our service-bureau business model. Under this model, our customers license our data center software and purchase Q Xpress terminals from us. These customers are responsible for functions such as inventory management, product ownership, report generation, and ACH funds transfer. Our agreements with these customers also provide ongoing fees for software maintenance and transactions processed through their system. On an on-going basis, we expect service bureau to be a diminishing portion of our business as a percentage of total revenue.

Historically, revenues from international operations have accounted for less than 10% of annual revenues. For the three months ended March 31, 2006 we sold 4,100 terminals to a customer in the United Arab Emirates which increase revenue from international operations to 14.2%. In 2003, we began generating revenues from customers in Canada, France, the Bahamas and Australia. Given that prepaid wireless is much more widely accepted in Europe, Asia and Latin America than it is in North America, we will continue to explore new international opportunities.

The table below illustrates the revenues we derived from our principal products and services and the percentage of total revenues represented by this amount. The discussion that follows focuses on the sources of revenue that we believe are the most important to our present and future results of operations.

	For the Three Months Ended		For the Three Months Ended
	March 31, 2006		March 31, 2005
	Amount	Percentage	Amount	Percentage
Prepaid Wireless	$12,211,224	91.1%	$7,822,143	93.3%
Terminals Sales	721,123	5.4%	22,065	0.3%
Prepaid Long Distance	167,276	1.3%	71,681	0.8%
Fees	131,719	1.0%	90,985	1.1%
Service Bureau	20,210	0.2%	51,286	0.6%
Prepaid Debit Card	19,815	0.1%	37,555	0.4%
Bill Pay	18,128	0.1%	-	0.0%
Other Revenue	109,765	0.8%	381,545	4.5%
Total	$13,399,260	100.0%	$8,477,260	100.0%

Prepaid wireless. Prepaid wireless continues to be our largest source of revenue. The prepaid wireless industry is projected to continue to grow and we anticipate that it will continue to be our largest revenue source. Our prepaid wireless products include many major national carriers and many smaller regional carriers. We frequently add new wireless products as the demand arises.

Terminal sales. Terminal Sales includes the sale of proprietary and third party terminal

Prepaid long distance. We continued to focus on prepaid long distance revenue for three months ended March 31, 2006. Our marketing analysis suggests that we can increase prepaid long distance revenues by improving our product offering and by providing informative and attractive point of sale advertising materials to our brokers and merchants.

Fees. Fee revenue is earned on terminal rentals and performance fees. Performance fees include fees charged when weekly rentals from a terminal fall below the agreed-upon minimum level and other miscellaneous fees. We are seeing increased pricing pressures and discounting with fees due to competitive factors. We anticipate that competition will continue to force lower fee revenue as a percentage of revenue in the future.

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

Service bureau. We first began setting up service-bureau customers in 2003 and we acquired our service-bureau customer in Canada in July 2004. The overall service-bureau revenue model is diminishing as a percentage of total revenue, but provides higher margins than our traditional broker model since there are few direct costs to offset against the fee revenues.

  Other revenue. Other revenue includes thermal card, point of purchase materials, gist and loyalty card sales, wireless phone features, home dial tone, wholesale products and prepaid internet sales.

Analysis of Margins

Historically, our results of operations have been characterized by low-margin products. Under our broker model, we record the entire value of the transaction as revenues. Our direct operating expenses include the amount we pay for the product. Our direct operating expenses do not include the fees and commissions we pay the broker and the retailer who participated in the sale. Several of these key measures describing costs and margins are shown in the table below for the three months ended March 31, 2006 and March 31, 2005.

	Three months ended March 31,
	2006	2005
Total sales and revenue	$13,399,260	$8,477,260

Cost of prepaid PIN sales and fees	10,739,750	6,873,246
Percentage of revenue	80.2%	81.1%

Cost of product sales	$805,100	$16,950
Percentage of revenue	6.0%	0.2%

Distribution commissions and fees	$1,805,781	$1,832,093
Percentage of revenue	13.5%	21.6%

Gross Profit (Loss)	$48,629	$(245,029)
Percentage of revenue	0.4%	(2.9)%

Terminal depreciation and software amortization	$517,575	$434,258
Percentage of revenue	3.7%	5.2%

Specific costs	-	285,000
Percentage of revenue	0.0%	3.3%

Adjusted gross profit excluding terminal depreciation and amortization, and specific costs	$566,204	$474,229
Percentage of revenue	4.2%	5.6%

The increase in gross profit from the three months ended March 31, 2006 to the comparable period in 2005 was primarily driven by a $285,000 write-down in the value of a one-time inventory of Nokia 3300 telephone handsets and by lower distributor and commission fees. Alternatively, our gross profit percentage was also impacted by the reduction of our higher-margin consigned product sales. Consigned products represented 2.8% and 3.4% of net revenue for the three months ended March 31, 2006 and 2005, respectively. In addition, margins were negatively impacted by a reduction in high-margin fees as a percentage of revenue and an increase in lower margin product sales. Because of our thin margins, a minor change in the price that we pay for products has a substantial effect on our net income or loss if we are not able (or, in the case of price decreases, are not required) to pass the difference on to our customers.

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

Substantially all of our revenues are collected through automated clearinghouse, or ACH, transactions initiated by us within 72 hours of the sale of the product. In an ACH transaction, funds are electronically transferred from the merchants’ accounts to our accounts. In most cases, our brokers are responsible for any unpaid ACH transactions from retailers, which reduces the risk of bad debt expense from our product sales through terminals. We generate receivables from sales of terminals and from license fees and consulting services provided to assist service-bureau customers in setting up and operating data centers.

Operating Metrics

We monitor our business and measure our performance in a number of ways. Several of these key measures, including our adjusted average monthly revenue per U.S. activated terminal, which we think is a key indicator of our business, are shown in the table below for the last four quarters. We note that our average monthly revenue per activated terminal decreased slightly to $38 for the three months ended March 31, 2006, from $39, for the three months ended December 31, 2005.  For the three months ended March 31, 2006, our contribution margin was $491,750, an increase of $46,866, compared with the three months ended December 31, 2005. This increase is attributable to additional terminals deployed in merchant locations. For the three months ended March 31, 2006 we realized 1,007 new activations, including approximately 350 Sun Communication merchant locations (see NOTE 5 - Acquisitions).

We plan to improve our contribution margin through the following: (i) improving our economies of scale by increasing the sales of prepaid PIN products and fee sales; (ii) increasing sales of higher-margin financial services products; (iii) increasing sales of PINs by establishing more direct relationships with carriers; and (iv) improving the terms of pricing agreements with MVNOs and brokers.

Broker Model:	For the Three Months Ended March 31, 2006	For the Three Months Ended December 31, 2005	For the Three Months Ended September 30, 2005	For the Three Months Ended June 30, 2005
	(in dollars, except for terminal figures)
Net terminal activations (1)	1,007	(69)	536	621

Total activated terminals	4,816	3,809	3,878	3,342
Average activated terminals (2)	4,313	3,844	3,610	3,032

Average monthly revenue per unit (ARPU) calculation:
Total sales and revenue less product sales and service bureau revenue	12,544,706	11,677,055	12,055,181	13,232,308
Less cost of prepaid PIN sales and fees, and distribution commissions and fees, excluding depreciation and amortization allocable to cost of sales, specific charges, and contribution margin derived from business outside the United States (3)	12,024,350	11,232,171	11,481,199	12,816,467
Total contribution margin	491,750	444,834	573,983	415,841

Average monthly revenue per activated terminal (3)	38	39	53	46

(1)	A terminal is defined as activated when it generates its first revenue at a U.S. retail site.

(2)	Average activated terminals includes the average of the total activated terminals at the end of the current and prior quarter.

(3)	The specific costs totaled approximately $356,000 in PIN-inventory adjustments for the three months ended June 30, 2005.
____________________________

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

Cost of prepaid PIN sales and fees. Cost of prepaid sales and fees consists primarily of the costs of the prepaid telecommunication and other miscellaneous products sold at retail and terminals sold to customers, depreciation on terminals in use and amortization expense on capitalized software. The full cost of the product, as well as all direct costs associated with the sale of the product, is recorded at the time of sale.

During January 2005, a vendor sold or took possession of approximately 9,000 handsets without reimbursing the Company.  We expensed these missing handsets in the first quarter of 2005 and recorded a receivable from the vendor, and recorded a reserve totaling $285,000 during the three months ended March 31, 2005. We are pursuing litigation against this vendor (see Item 3—“Legal Proceedings” for a more detailed discussion).

Cost of product sales. Cost of product sales includes the cost of terminals sold.

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

Income taxes. At March 31, 2006, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $23.2 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, and because management has determined that the deferred tax assets may not be realized, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depend, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. Our ability to use our accumulated net operating loss against future taxable income, if any, may cause our future reported earnings, if any, to be greater than they would be if fully taxable.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenues for the periods presented. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages may change substantially as a result of our implementation of different sales models and other factors.

	For the Three Months Ended March 31,
	2006	2005
Revenue	100.0%	100.0%
Cost of prepaid PIN sales and fees	80.2%	81.1%
Cost of product sales	6.0%	0.2%
Distribution commissions and fees	13.5%	21.6%
Selling expenses	2.6%	2.7%
General and administrative expenses	8.8%	12.3%
Stock based compensation	1.7%	0.0%
Depreciation and amortization	0.4%	0.6%

Profit (Loss) from operations	(13.1)%	(18.5)%
Other Income (expenses) - net	0.4%	0.2%

Net loss before income taxes	(13.5)%	(18.7)%
Provision for income taxes	0.0%	0.0%

Net loss	(13.5)%	(18.7)%
_____________________________

The following table presents our statements of operations, showing dollar and percentage changes from three months ended March 31 2006 to the comparable period in 2005.

	For the Three Months Ended March 31,		Increase (Decrease)
	2006	2005	$	%
Total Sales and Revenues	$13,399,260	$8,477,260	$4,922,000	58.1%

Cost of Sales and Revenue:
Cost of prepaid PIN sales and fees	10,739,750	6,873,246	3,866,504	56.3%
Cost of product sales	805,100	16,950	788,150	4,649.9%

Distribution commissions and fees	1,805,781	1,832,093	(26,312)	(1.4)%
Total Cost of Sales and Revenue	13,350,631	8,722,289	4,625,342	53.1%
Gross Profit (Loss)	48,629	(245,029	293,658	(119.8)%
Operating Expenses:
Selling	352,596	227,365	125,231	55.1%
General and administrative	1,174,908	1,046,258	128,650	12.3%
Stock based compensation	228,015	-	228,015	100.0%
Depreciation and amortization	48,889	49,277	(388)	(0.8)%
Total operating expenses	1,804,408	1,322,900	481,508	36.4%
Loss from operations	(1,755,779)	(1,567,929)	(187,850)	12.0%

Total Other Expense, net	(46,733)	(13,659)	(33,074)	242.1%
Loss before Income Taxes	(1,802,512)	(1,581,588)	(220,924)	14.0%
Provision for Income Taxes	-	-	-	-%

Net Loss	$(1,802,512)	$(1,581,588)	$(220,924)	14.0%

Basic and Diluted Net Loss per Common Share	$(0.32)	$(0.32)	$-	-%
Basic and Diluted Weighted Average Common Shares Outstanding	5,587,000	4,978,000	609,000	12.1%

Other Comprehensive Income (Loss):
Net loss	$(1,802,512)	$(1,581,588)	$(220,924)	14.0%
Foreign currency translation adjustment	1,066	(18,977)	17,911	(94.4)%

Comprehensive Loss	$(1,801,446)	$(1,600,565)	$(200,881)	12.6%
_____________________________

Three Months ended March 31, 2006 and 2005

Sales and revenues. Our sales and revenues increased for the three months ended March 31, 2006 relative to the comparable period in 2005, due to both an increase in number of terminals in the field and an increase in revenues per terminal. Wireless products were the dominant growth category, with $4.4 million in incremental revenue. Sales and revenues from other prepaid products, including long distance, fees and bill pay also realized increases over the three months ended March 31, 2005, as did revenues from sales of terminals which included the sales of 4,100 terminals to a service bureau customer in the United Arab Emirates. We expect the following factors to positively impact revenues in 2006: (i) a continuing increase in our installed base of terminals, some of which were only recently installed and therefore did not contribute significantly to 2005 revenues; (ii) our recently expanded direct sales force that will be fully trained and active throughout 2006; (iii) the addition of new means of product distribution, such as debit/credit card terminals and PC-based delivery of product; (iv) the addition of new products to our library, such as gift/loyalty cards and bill pay, and new vendors of existing products; and (v) the anticipated continuing growth of the prepaid wireless market. While we believe that these factors will result in further revenue growth in 2006, there is no assurance that they will.

Cost of prepaid PIN sales and fees. Our cost of prepaid PIN sales and fees (including terminal depreciation and amortization) for the three months ended March 31, 2006, as a percentage of revenues, was 80.2%, compared to 81.1% for the three months ended March 31, 2005. This decrease was primarily attributable to a $285,000 write-down in value of Nokia 3300 handsets realized during the three months ended March 31, 2005. In the future, we expect our margins to fluctuate as changes occur in our product mix, level of fees charged, and discount rates offered by carriers.

Cost of product sales. Our cost of product sales for the three months ended March 31, 2006, as a percentage of revenues, was 6.0%, compared to 0.2% for three months ended March 31, 2005. This increase was primarily attributable to the sale of approximately 4,100 terminals to a service bureau customer in the United Arab Emirates.

Distribution commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Q Xpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the three months ended March 31, 2006 as a percentage of revenue were 13.5%, compared to 21.5% for the three months ended March 31, 2005. This decrease is primarily attributable to a shift in our sales strategy from brokered sales to direct sales.

Margin. After subtracting cost of prepaid PIN sales and fees, cost of product sales, and distribution commissions and fees paid to the brokers and retailers from revenue, we had margins (including terminal depreciation and software amortization expenses) of approximately 0.4% for the three months ended March 31, 2006 and (2.9)% for the comparable period in 2005. This increase is primarily attributable to a (i) a $285,000 write-down in the value of a one-time inventory of Nokia 3300 telephone handsets, negatively impacting the gross margin for the three months ended March 31, 2005, (ii) lower prepaid PIN sales and fees, (iii) lower terminal deprecation and software amortization, and (iv) lower distribution commissions and fees.

Alternatively, our margin was negatively impacted by the sales mix, including: (i) the reduction of our higher-margin consigned product sales, (ii) lower fees and service bureau revenues as a percentage of sales, and (iii) a higher percentage of lower-margin product sales.

Selling and marketing expenses. Selling and marketing expenses increased approximately $125,000 during the three months ended March 31, 2006 over the comparable period in 2005, but declined as a percentage of revenues. The absolute dollar increase is primarily attributable to an increase in salaries and benefits expenses of $163,000, offset in part by a $23,000 reduction in travel related expenses and a $15,000 reduction in commission expense.

General and administrative. General and administrative expenses for the three months ended March 31, 2006 increased by approximately $129,000 over the comparable period in 2005, but declined as a percentage of revenue. The absolute dollar increase is due to approximately $63,000 in incremental legal fees, $23,000 in phone related expenses, $21,000 in rent expenses, $13,000 in investor relations expenses and $9,000 in travel expenses.

Stock based compensation. Stock based compensation expense for the three months ended March 31, 2006 increased approximately $228,000 over the comparable period in 2005. The Company has adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method based on SFAS No. 123(R). Under this transition method, compensation expense recognized during the three months ended March 31, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of March 31, 2006, and (ii) compensation expense for all share-based awards granted on or after March 31, 2006. Accordingly, compensation cost of $228,015 has been recognized for grants of options to employees and directors in the accompanying statements of operations for the three months ended March 31, 2006 and no related expenses was recognized in the statement of operations for the comparable period in 2005.

Depreciation and amortization. Depreciation and amortization expenses were approximately $49,000, for the three months ended March 31, 2006 and 2005.

Other income and expense-net. This category consists primarily of interest income and expense on a related party note and capital lease obligations. For the three months ended March 31, 2006 and 2005, other income and expense-net was $47,000 and $20,000, respectively. This increase is primarily attributable to interest expense related to a warrant to purchase 230,000 shares of common stock that was issued to the Company’s Chairman of the Board of Directors in conjunction with a $614,000 loan the Chairman made to the company on July 11, 2005. The warrant was treated as a discount on the note and amortized over the two-year term of the loan. Also, the Company recognized approximately $38,000 in interest expense related the value of the warrant, approximately $8,000 in interest earned related to a $614,000 loan, and approximately $65,000 in interest expense primarily related to lease obligations.

Income tax expense. At March 31, 2006, we had operating loss carryforwards of approximately $23.2 million that may be applied against future taxable income, if any, through 2025. The net operating loss carryforwards and other items resulted in net deferred tax assets of approximately $9.7 million. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined at this time. As a result of the uncertainty surrounding the realization of the deferred tax assets, we established a valuation allowance that is equal to the value of net deferred tax assets, and no income tax benefit from our operating loss has been recognized for any of the periods presented.

Liquidity and Capital Resources

Cash and cash equivalents. As of March 31, 2006, our balance of cash and cash equivalents was $2,160,655 and the balance of our restricted cash was $559,414. Restricted cash is maintained to support letters of credit covering capital lease arrangements and to secure a bank account that is used for processing automated clearinghouse transactions. In order to secure the bank account, the Company must maintain a balance of 2% of the previous month’s total transactions that have been processed through the account.

As of March 31, 2006, we had working capital of approximately $3.6 million and a current ratio of 3.6 to 1.

Financing activity cash flows. Historically, we have financed our working capital requirements from the sale of equity, convertible debentures and notes, and short-term and long term borrowings.

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

Recently Enacted Accounting Standards

For a discussion of recently enacted accounting standards, see Note 1—“Recently Enacted Accounting Standards” to the Consolidated Financial Statements, set forth in Item 1.

Off-Balance Sheet Items

On February 16, 2006, the Company acquired certain assets from Sun Communications, including approximately 350 merchant locations and terminals. These assets were purchased for $150,000 in cash paid on February 16, 2005. In addition, the Company is obligated, pursuant to an earn-out provision in the purchase agreement, to pay additional amounts totaling up to $50,000 if certain performance criteria are met. The earn-out provision provides for a $15,000 prepayment due to Sun Communications in June 2006 and the remainder, if earned, due February 2007.

Excluding normal operating leases and potential obligations related to Sun Communications, the Company has no off-balance sheet obligations.

Item 3. Quantitativeand Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our Disclosure Controls and Procedures Are Not Effective. Pursuant to Rule 13a-15(b) under the Exchange Act, our management is required to evaluate the effectiveness of our disclosure controls and procedures as of the end of each fiscal quarter. Such evaluation must include the participation of our principal executive officer and our principal financial officer. Accordingly, as of March 31, 2006, the end of our fourth fiscal quarter, our management has completed an evaluation of the effectiveness and the design and operation of our disclosure controls and procedures. Based upon this evaluation and as a result of significant deficiencies and material weaknesses in the Company’s internal controls over financial reporting, our management (including our CEO and CFO) has concluded that our disclosure controls and procedures were not effective as of March 31, 2006. Management nevertheless has concluded that the consolidated financial statements included in this Form 10-Q present fairly, in all material respects, our results of operations and financial position for the periods presented in conformity with generally accepted accounting principles.

Internal Controls Over Financial Reporting

 Change in Our Internal Control over Financial Reporting in the Three Months Ended March 31, 2006. During the three months ended March 31, 2006, we completed the first phase of our upgraded accounting software implementation. Going forward, we expect that this will allow us to more effectively summarize in an adequate manner our financial data in our financial statements, including the timely and adequate preparation of the supporting schedules thereto and the timely reconciliation of general ledger accounts. Other than the completion of the first phase of our upgraded accounting software implementation, there has been no change in our internal control over financial reporting during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of May 22, 2006, we are not a party to any legal proceedings, except as set forth below.

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

Item 1A. Risk Factors

This report identifies important factors that could cause our actual results to differ materially from those indicated by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors, risks and uncertainties (i) ) set forth under the heading “Legal Proceedings” in Part II, Item 1 of this report; and (ii) set forth in the Company’s annual and periodic reports as filed with the Securities and Exchange Commission since January 1, 2006.

In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which we hereby incorporate herein by reference. There have been no material changes to such Risk Factors.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1(i)	Articles of Incorporation (1)

3.1(ii)	Amendment to Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (2)

4.2	Form of warrant agreement, including form of warrant (2)

4.3	Form of unit certificate (2)

4.4	Form of representative’s warrant (2)

10.1	2000 Stock Option Plan (2)*

10.2	2003 Stock Option Plan (2)*

10.3	Securities Purchase Agreement, dated February 10, 2003 (2)

10.4	Form of 12% Secured Convertible Debentures due March 31, 2004 (2)

10.5	Form of Stock Purchase Warrant (2)

10.6	Form of Lock-Up Agreement executed by all officers, directors and 5% shareholders (2)

10.7	Form of Lock-Up Agreements for 12% Secured Convertible Debenture holders (2)

10.11	Employment Agreement between Q Comm International, Inc. and Michael D. Keough(4)*

10.12	Employment Agreement between Q Comm International, Inc. and Mark W. Robinson(5)*

10.13	Securities Purchase Agreement, dated May 20, 2003 (2)

10.14	Form of 12% Unsecured Promissory Note, due August 31, 2004, dated May 20, 2003 (2)

10.15	Form of Stock Purchase Warrant, dated May 20, 2003 (2)

10.16	Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and Hargray Wireless (2)

10.17	Agreement between Q Comm International, Inc. and PreCash Corporation (2)

10.18	WGR Ltd. Agreement (2)

10.19	Marceco Ltd. Agreement (2)

10.20	Success Concepts Enterprises Inc. Agreement (2)

10.21	510 East Technology Avenue Lease (3)

10.22#	Agreement between Q Comm International, Inc. and Cricket Communications, Inc. (4)

10.23	2004 Stock Option Plan (7)*

10.24	9350 South 150 East, Suite 840, Sandy, Utah Lease (8)

14	Code of Ethics (2)

16	Letter from Tanner LC to the Securities and Exchange Commission, dated October 11, 2005 regarding change in certifying accountant (6)

21	Subsidiary schedule (3)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
________________________

* Denotes a management contract or a compensatory plan or arrangement.
** Included as an exhibit herein.

(1)	Previously filed on February 24, 2000, as an exhibit to Form 10-SB, and on March 20, 2000, as an exhibit in the Company’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No.333-104232) and incorporated herein by reference.

(3)	Previously filed as an exhibit to Form 10-KSB on March 31, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Form 10-KSB on April 12, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Form 10-KSB/A on August 10, 2005 and incorporated herein by reference.

(6)	Previously filed on October 11, 2005, as an exhibit in the Company’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Previously filed on May 3, 2004, as Appendix C to Schedule 14a and incorporated herein by reference.

(8)	Previously filed as an exhibit for Form 10-K on March 31, 2006 and incorporated herein by reference.

#
Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain portions of this exhibit under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q for the three months ended March 31, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2006.

Q Comm International, Inc.

By:	/s/ Mark W. Robinson

Mark W. Robinson
Chief Financial Officer, Secretary and Treasurer