Form 10-Q
period 2006-06-30
Q COMM INTERNATIONAL INC
filed 2006-08-14
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Q COMM INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

June 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$1,629,999	$3,806,904
Trade accounts receivable, net	1,062,252	638,725
Inventory, net	1,596,341	1,456,937
Equipment held for resale	-	610,000
Prepaid expenses	50,648	46,550
Total Current Assets	4,339,240	6,559,116

Property and Equipment, net	739,148	1,321,564

Other Assets:
Restricted cash	326,912	532,875
Capitalized software development costs, net	100,374	283,762
Intangible assets, net	113,188	24,000
Deposits	79,917	162,432
Total Other Assets	620,391	1,003,069

Total Assets	$5,698,779	$8,883,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$616,120	$909,231
Accrued expenses	558,516	463,974
Capital lease obligations - current portion	87,056	390,906
Total Current Liabilities	$1,261,692	$1,764,111

Long Term Liabilities:
Related party obligation, net of unamortized discount of $145,965 and $223,216, respectively	468,035	390,784
Capital lease obligations, net of current portion	33,859	32,297
Total Long term Liabilities	501,894	423,081
Total Liabilities	1,763,586	2,187,192

Commitments and Contingencies (notes 6, 7, 8, and 11)
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,914,795 shares outstanding	6,915	6,915
Additional paid-in capital	35,476,198	35,038,139
Accumulated deficit	(31,590,387)	(28,389,476)
Accumulated other comprehensive income	53,235	51,747
Receivable from shareholder	(10,768)	(10,768)

Total Stockholders’ Equity	3,935,193	6,696,557

Total Liabilities and Stockholders’ Equity	$5,698,779	$8,883,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
SALES AND REVENUE
Prepaid PIN sales	$12,009,522	$12,634,887	$24,051,724	$20,569,749
Prepaid PIN fees	411,159	387,044	781,944	672,705
Product sales	51,605	4,315	885,949	26,380
Processing and other fees	155,885	296,447	307,814	531,118
Total sales and revenue	$12,628,171	$13,322,692	$26,027,431	$21,799,952

COST OF SALES AND REVENUE
Cost of prepaid PIN sales and fees	10,501,205	12,533,184	21,240,955	19,406,429
Cost of product sales	82,269	3,315	887,369	20,265
Distribution commissions and fees	1,715,326	2,335,209	3,521,107	4,167,303
Total cost of sales and revenue	12,298,800	14,871,708	25,649,431	23,593,997
Gross Profit (Loss)	329,371	(1,549,016)	378,000	(1,794,045)

OPERATING EXPENSES
Selling	378,270	232,626	730,866	459,991
General and administrative	1,078,749	1,457,948	2,253,657	2,540,206
Non-cash compensation related to operations	210,044	-	438,059	-
Depreciation and amortization	36,919	39,557	85,808	88,834
Total operating expenses	1,703,982	1,730,131	3,508,390	3,089,031
Loss from operations	(1,374,611)	(3,279,147)	(3,130,390)	(4,847,076)

OTHER INCOME (EXPENSE)
Interest income	2,591	4,184	7,502	10,924
Interest and other expense	(26,379)	(22,035)	(78,023)	(42,434)
Total Other Income Expense, net	(23,788)	(17,851)	(70,521)	(31,510)
Net Loss	$(1,398,399)	$(3,296,998)	$(3,200,911)	$(4,878,586)

Basic and Diluted Net Loss per Common Share	$(0.20)	$(0.61)	$(0.46)	$(0.94)

Basic and Diluted Weighted Average Common Shares Outstanding	6,914,795	5,448,827	6,914,795	5,214,812

OTHER COMPREHENSIVE LOSS
Net loss	$(1,398,399)	$(3,296,998)	$(3,200,911)	$(4,878,586)
Foreign currency translation adjustment, net of tax	422	(48,164)	1,488	(67,141)

Comprehensive Loss	$(1,397,977)	$(3,345,162)	$(3,199,423)	$(4,945,727)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,200,911)	$(4,878,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	907,019	952,237
Amortization of discount on debentures and notes	77,251	-
Provision for doubtful accounts	274,473	159,108
Impairment and write-off of terminals	-	1,266,704
Loss from PIN and handset inventory adjustments	-	535,005
Non-cash compensation related to options	438,059	-

Change in operating assets and liabilities
Accounts receivable	(698,000)	(232,515)
Inventory	(139,404)	(1,074,689)
Deposit on handsets	-	285,005
Prepaid expenses	(4,099)	117,576
Accounts payable	(293,111)	(708,971)
Accrued liabilities	94,543	395,722
Other assets	82,515	2,739

Net Cash Used in Operating Activities	(2,461,665)	(3,180,665)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	205,963	(36,970)
Purchase of Intangible assets	(117,395)	(6,494)
Purchase of property and equipment	(93,408)	(799,064)
Proceeds from terminals held for sale	610,000	-
Capitalized software development costs	(19,600)	(51,374)

Net Cash Used in Investing Activities	(585,560)	(893,902)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	4,407,653
Proceeds from issuance of related party notes payable and warrants	-	614,000
Payments on capital lease obligations	(302,288)	(242,041)

Net Cash Provided by (used in) Financing Activities	(302,288)	4,779,612

Net change in cash and cash equivalents	(2,178,393)	705,045
Effect of foreign-exchange-rate changes on cash	1,488	(18,976)
Cash and cash equivalents, beginning of year	3,806,904	773,052

Cash and cash equivalents, end of year	$1,629,999	$1,459,121

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$107,076	$19,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America. However, certain information or footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the financial statements include all normal recurring adjustments that are necessary for the fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the fiscal year. These financial statements should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2005, as set forth in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2006.

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

Net Loss Per Common Share - The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No.128, “Earnings Per Share,” which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options and warrants is dilutive. Because the Company incurred losses of $1,398,399 and $3,296,998 for the three months ended June 30, 2006 and 2005, respectively, and $3,200,911 and $4,878,586 for the six months ended June 30, 2006 and 2005, respectively, the effect of options, warrants and convertible notes, totaling 2,846,993 and 2,523,243 equivalent shares, respectively, have been excluded from the net loss per common share computation because its impact would be antidilutive.

Realization of assets - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company sustained losses of $1,398,399 and $3,296,998 for the three months ended June 30, 2006 and 2005, respectively, and sustained losses of $3,200,911 and $4,878,586 for the six months ended June 30, 2006 and 2005, respectively. As of June 30, 2006, the Company has an accumulated deficit of $31,590,387. The Company used, rather than provided, cash in its operations in the amounts of $2,461,665 for the six months ended June 30, 2006. At June 30, 2006, the Company had $1,629,999 of cash, $3,130,746 of working capital and $3,935,193 of stockholders’ equity. If the Company continues to incur losses or if operations continue to use cash at rates similar to the six months ended June 30, 2006, the Company may not have sufficient cash, working capital or net assets to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2000, 2003 and 2004 defined stock options plans. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three and six months ended June 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, for the three and six month periods ended June 30, 2006, compensation cost of $210,044 and $438,059, respectively, has been recognized for grants of options to employees and directors in the accompanying statements of operations for the three and six month periods ended June 30, 2006. In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended June 30, 2005		For the Six Months Ended June 30, 2005

Net loss, as reported		$(3,296,998)	$(4,878,586)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects		-	-
Less stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects		(166,888)	(350,331)

Pro forma net loss	$	(3,463,886)	$(5,228,917)

Basic net loss per common share, as reported		$(0.61)	$(0.94)
Pro forma net loss per common share		$(0.64)	$(0.96)

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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	June 30,	December 31,
	2006	2005

Point of sale terminals and related items - in service	$2,294,702	$1,821,225
Office and computer equipment	591,236	488,665

Total cost of depreciable equipment	2,885,938	2,309,800
Accumulated depreciation and amortization	(2,225,910)	(1,134,947)

Property and equipment in service, net	660,028	1,174,943
Point of sale terminals and related items - not placed in service	79,160	146,621

Total	$739,188	$1,321,564

Point of sale terminals that are held by the Company as property and equipment will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating the terminals that it owns at the time they are shipped to the broker or retailer. Depreciation expense for the three months ended June 30, 2006, and 2005 was $322,452 and $216,741, respectively, and depreciation expense for the six months ended June 30, 2006, and 2005 was $665,645 and $442,457, respectively.

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

On February 16, 2006, the Company acquired certain assets from Sun Communications, including approximately 350 merchant locations and terminals for $150,000 in cash. In addition, the Company is obligated to pay an earn-out provision totaling up to $50,000 based on acceptance of certain performance criteria. The earn-out provision provides for a $15,000 prepayment that was made to Sun Communications on August 10, 2006 and the remainder, if earned, is due February 2007. As of June 30, 2006 the purchase price was allocated as follows:

Terminal equipment	$14,605
Customer locations	135,395

Total	$150,000

Definite life intangible assets consist of the following as of June 30, 2006:

Customer locations	$135,395
Less: accumulated depreciation	(28,207)

Total	$107,188

The costs of these assets are being amortized over their remaining lives of two years. Amortization expense for the three months ended June 30, 2006 and 2005 amounted to $16,924 and $0, respectively, and amortization expense for the six months ended June 30, 2006 and 2005 amounted to $28,207 and $0, respectively. The Company estimates amortization expense will be as follows for the years ended December 31,

2006	$62,056
2007	67,698
2008	5,641

Total	$135,395

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Information related to capitalized software development costs is as follows:

Capitalized software development costs, net, December 31, 2005	$283,762

Capitalized software development costs, June 30, 2006	2,649,360
Accumulated amortization	(2,548,986)

Capitalized software development costs, net, June 30, 2006	$100,374

Of the balance of capitalized software development costs at June 30, 2006, approximately $1,200,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000 that was recorded during the time the project was under development.

The Company regularly tests capitalized software development costs for impairment in accordance with SFAS No.142. The Company uses the estimated future cash flows related to its capitalized software development costs and has determined that these costs were not impaired as of June 30, 2006. The Company amortizes capitalized software costs over a three-year period. During the three months ended June 30, 2006 and 2005, the Company recorded amortization expense of $0 and $212,415, respectively, and for the six months ended June 30, 2006 and 2005, the Company recorded amortization expense of $202,988 and $424,525, respectively.

NOTE 5 - ACQUISITION

On February 16, 2006, the Company acquired certain assets from Sun Communications, including approximately 350 merchant locations and terminals. These assets were purchased for $150,000 in cash paid on February 16, 2005. In addition, the Company is obligated to pay an earn-out provision totaling up to $50,000 based on acceptance of certain performance criteria. The earn-out provision provides for a $15,000 prepayment that was made to Sun Communications on August 10, 2006 and the remainder, if earned, is due February 2007.

NOTE 6 - RELATED PARTY OBLIGATIONS

In July 2005, the Company received $614,000 in cash from a major shareholder, who at the time was the Company’s Chairman of the Board of Directors, and entered into a written agreement, dated July 11, 2005, setting forth the terms of the debt financing. This debt arrangement is evidenced by a note bearing interest at an annual rate of 5% and is payable in full on or before July 7, 2007. The Company issued to this shareholder/director a warrant to purchase 230,000 shares of common stock that is exercisable for a period of five years at a price of $3.51 per share. The proceeds from the debt financing were allocated to the financial instruments issued, based upon their fair values, and resulted in an allocation of $315,240 to the note and $298,760 to the warrants.

The $298,760 fair value of the warrant was recorded as a discount against the note. For the three months ended June 30, 2006, the Company recorded related party interest expense of $46,087 on the note, which includes $38,412 related to the amortization of the discount and $7,675 in accrued interest expense. For the six months ended June 30, 2006, the Company recorded related party interest expense of $92,601 on the note, which includes $77,251 related to the amortization of the discount and $15,350 in accrued interest expense.

NOTE 7 - LEASE OBLIGATIONS

Certain computer equipment and point of sale terminals are leased under capital lease arrangements and are presented in the accompanying consolidated balance sheet as property and equipment. At June 30, 2006, the total carrying cost of equipment that is held under capital leases and the related accumulated amortization was $132,111.

As of June 30, 2006, total future minimum lease payments for capital leases, including interest and other costs, are as follows:

Year Ending December 31:
2006	$90,477
2007	10,630
2008	10,630
2009	10,630
2010	9,744

Total	132,111
Less interest and other costs	(11,196)

Present value of future minimum lease payments	120,915
Less current portion	(87,056)

Long-term portion	$33,859

The Company has one capital lease arrangement which requires the Company to maintain a letter of credit equal to 50% of the original lease amount during the term of the lease. The Company secured the letter of credit with a restricted cash account at a financial institution, totaling approximately $189,000 at June 30, 2006.

The Company is committed under non-cancelable operating leases for office space and office equipment. Rent expense paid for the three months ended June 30, 2006 and 2005 was approximately $69,219 and $31,589, respectively. Rent expense paid for the six months ended June 30, 2006 and 2005 was approximately $112,827 and $56,730, respectively. The Company’s future minimum rental payments under operating leases at June 30, 2006 are as follows:

Year Ending December 31:
2006	$111,082
2007	206,958
2008	219,716
2009	29,855
Total	$567,611

 NOTE 8 - LITIGATION AND CONTINGENCIES

Q Comm International, Inc. v. The Phone Store of Missouri, LLC and Kevin Montgomery. In April 2005, the Company filed an action against a PIN provider, due to approximately $1 million in deactivated PINs that the Company received in the fourth quarter of 2004.  Subsequent to June 30, 2005, the Company determined that this obligation was approximately $1.5 million and includes, in addition to deactivated PINs, losses resulting from handsets paid for by the Company that were to be sold by the PIN provider.  The PIN provider agreed to sell the handsets in order to reimburse the Company for both the handset purchase price and the PIN losses.  However, the PIN provider did not reimburse the Company.  The Company is proactively taking the appropriate legal action to recover the amount due.  However, there is no assurance of repayment, and management recorded an allowance against the full amount of the receivable in the fourth quarter of 2004.

NOTE 9 - STOCK OPTIONS AND WARRANTS

Stock Options - The Company is authorized to issue stock options under three existing stock option plans approved by stockholders. The 2000 plan (133,333 shares), the 2003 plan (100,000 shares) and the 2004 plan (500,000 shares) allow for up to 733,333 shares to be issued under substantially similar terms. The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock Option awards is expensed on a graded vesting straight-line basis over the vesting period of the options, which is generally between zero to three years. Expected volatility is based on an average of historical volatility of the Company’s stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. the Company uses historical data to estimate forfeitures within its valuation model. The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the Company’s Stock Options for the six months ended June 30, 2006, and 2005, were as follows:

	For the Six Months Ended June 30,
	2006	2005
Dividend yield	0%	0%
Expected life	10 years	10 years
Expected volatility	86%	113%
Risk-free interest rate	4.6%	4.3%

A summary of the status of options granted at June 30, 2006, and changes during the six months then ended are as follows:

	For the Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	637,334	$4.72	7.7 years
Granted	145,000	2.22
Exercised	-	-
Forfeited	(45,875)	4.29
Expired	(37,125)	5.64

Outstanding at end of period	699,334	$4.18	7.6 years	$0

Vested and expected to vest in the future	685,334	$4.18	7.6 years	$0

Exercisable at end of period	331,417	$4.98	7.0 years	$0

Weighted average fair value of options granted	145,000	1.92

The Company had 465,003 non vested options at the beginning of the period with a weighted average grant date fair value of $3.56. At June 30, 2006 the Company had 367,916 non vested options with a weighted average grant date fair value of $2.99 resulting in unrecognized compensation expense $586,930 which is expected to be expensed over a weighted-average period of 0.8 years which is expected to vest and be expensed.

The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0 and $21,800, respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) or at June 30, 2006 and 2005 (for outstanding options), less the applicable exercise price.

During the six month periods ended June 30, 2006 and 2005, the Company received $0 and $589,763, respectively, upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carryforwards.

Warrants - The Company has issued warrants to non-employees under various agreements expiring through November 2008. A summary of the status of warrants granted at June 30, 2006, and changes during the period then ended is as follows:

	For the Six Months Ended June 30, 2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,148,659	$8.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,000)	6.00

Outstanding at end of period	2,147,659	$8.61

Exercisable at end of period	2,147,659	$8.61

A summary of the status of warrants outstanding at June 30, 2006 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.51	230,000	0.59 years	$ 3.51	230,000	$ 3.51
5.25 - 7.80	358,095	1.45 years	6.82	358,095	6.82
9.75	1,544,231	1.96 years	9.75	1,544,231	9.75
11.25 - 13.50	15,333	1.19 years	12.03	15,333	12.03
$3.51 - $ 13.50	2,147,659		$ 8.61	2,147,659	$ 8.61

At June 30, 2005, the Company had 1,265,000 outstanding warrants to purchase shares of common stock at $9.75 per share that were publicly traded.

A summary of all stock options and warrants outstanding at June 30, 2006 is presented below:

	Compensatory	Non-Compensatory	Total
Stock options issued to employees and board members under stock option plans	686,000	-	686,000
Stock options issued to employees outside stock option plans	13,334	-	13,334

Total	699,334	-	699,334
Warrants issued to non-employees	330,000	1,817,659	2,147,659

Total options and warrants outstanding	1,029,334	1,817,659	2,846,993

NOTE 10 - CONCENTRATION OF REVENUES

The Company's concentration of revenue by broker, product and MVNO for the three and six months ended June 30, 2006 and 2005 included:

	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2006
	2006	2005	2006	2005
Top Broker	8.4%	11.4%	9.2%	8.7%
Wireless Products	94.7%	95.7%	93.0%	94.4%
Top MVNO(1)	32.6%	39.1%	32.8%	36.6%

(1) “MVNO” is defined as a “Mobile Virtual Network Operator”.

NOTE 11 - EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President/CEO, which expires on December 31, 2006. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the President/CEO terminates the agreement for good reason, the President/CEO is entitled to receive the greater of one year’s salary, plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The President/CEO was also granted an option to purchase 150,000 shares of common stock at the $3.59 market price per share on the date of grant in January 2005. Subsequent to the employment agreement, the President/CEO was granted an option to purchase an additional 20,000 shares of common stock at the $3.30 market price per share on the date of grant in August 2005, and an additional 30,000 shares of common stock at the $2.22 market price per share on the date of grant in February 2006.

The Company hired a new Chief Financial Officer on May 31, 2005. On August 18, 2005, the Company entered into an employment agreement with its Chief Financial Officer, which expires on December 6, 2006. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the CFO terminates the agreement for good reason, the CFO is entitled to receive the greater of one year’s salary, plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The CFO was granted an option to purchase 60,000 shares of common stock at the $3.30 market price per share on the date of grant in August 2005, and an additional 40,000 shares of common stock at the $2.22 market price per share on the date of grant in February 2006.

NOTE 12 - BUSINESS SEGMENT INFORMATION

The Company predominately operates in the United States and Canada. During the three months ended March 31, 2006, the Company sold a total of 4,100 terminals to a customer in the United Arab Emirates. The Company currently has service bureau revenues from customers in the United Arab Emirates, France and the Bahamas, which has historically represented less then 1% of revenue. The following table represents the Company’s revenue by geographic segment for the three and six months ended June 30, 2006 and 2005.

	For the Three Months Ended June 30, 2006		For the Six Months Ended June 30, 2006
	2006	2005	2006	2005
United States	$10,802,403	$12,201,331	$22,300,871	$19,745,330
Canada	1,792,930	1,085,185	2,994,073	1,980,402
Other	32,838	36,176	732,487	74,220
Total	$12,628,171	$13,322,692	$26,027,431	$21,799,952

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements because of the risk factors that are identified in the Company’s most recent annual and quarterly report, as filed with the Securities and Exchange Commission . Examples of forward-looking statements include, but are not limited to, the following: (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items; (ii) statements regarding our plans and objectives including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities; (iii) statements of future economic performance; and (iv) statements of assumptions underlying other statements.

Overview

The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, which are included herein.

Q Comm’s business consists of the purchase and resale of a wide variety many types of prepaid telecommunication and other prepaid products and services using a proprietary electronic point-of-sale system called Q Xpress. Q Comm also supports VeriFone terminals, and in the future, plans to support other third party commercially available terminals for merchant processing. The Q Xpress system includes either the Q Xpress 200 terminals, or one of a variety of third-party merchant processing terminals, a 24x7 data center, and a comprehensive transaction processing platform that manages, operates and maintains the system, and that enables the terminals to communicate with the data center.

We intend to expand our historical business while expanding our product line to include a broad range of other prepaid and financial products and services, and to provide transaction processing and information management services to other vendors of prepaid products, both in the United States and abroad. We are currently evaluating handset distribution and PIN wholesaling businesses. Both of these represent incremental opportunities to increase sales revenue with higher margins while continuing to expand our distribution network and add new brokers.

The Q Xpress system is designed to replace the traditional distribution system for prepaid products, which consists of vouchers and hard cards that must be purchased by the retail merchant and that are subject to a number of potential problems, including loss, theft, inventory financing and management issues. The Q Xpress system can support the sale of a broad range of prepaid products in electronic format from a single terminal placed in convenience stores and other retail establishments. Using a terminal, a retail merchant can sell wireless telephone time, traditional long distance service or other telephone products, add value to a prepaid debit card, make electronic bill payments, and sell other prepaid products. In general, the prepaid products are sold in the form of personal identification numbers, or “PINs,” that the customer can use to add time to a prepaid cellular handset, make long distance calls or add funds to a debit card by calling the provider of the product and providing the PIN. The consumer pays for the product or service by paying the retail establishment in which the terminal is located. The terminal records the transaction and sends the relevant information to our data center where it is processed and accounting and transaction records are generated. Revenue from these purchases is divided among the retail merchant, the broker that placed the terminal with the retail merchant, the provider of the prepaid product, and Q Comm.

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

In the first quarter of 2004, we announced that we had modified our software to run on a VeriFone 3700 series terminal. We began beta testing in March 2004 and announced the commercial launch in the second quarter of 2004. This terminal is capable of providing both our prepaid application, which calls into our data center and functions much the same as our Q Xpress 200 terminal, and standard debit/credit card processing through the merchant’s processor for such transactions. The ability to offer our prepaid solution to the market through this alternative hardware option provides us with an opportunity to expand our market share. While the VeriFone terminal does not offer as many options as our Q Xpress terminal for selling prepaid products, it is an excellent solution for customers who prefer to have only one terminal in their retail establishment. In 2006, we plan to further expand the devices through which we distribute prepaid products, such as additional debit/credit terminal models, and PC based point-of-sale systems. We believe that expanding the number of devices that can connect to our data center and sell prepaid products will provide access to additional customers and increased revenue in the future.

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

In 2003, we began generating revenues from customers in Canada, France, the Bahamas, and Australia. In early 2006 we established a service bureau in the United Arab Emirates. Historically, revenues from international operations have, on average, accounted for less than 10% of annual revenues. For the three months ended June 30, 2006 international operations accounted for 14.5% of total revenue. The increase in international revenues was attributable to growth in Canadian operations, which for the three months ended June 30, 2006 accounted for 14.2% of total revenues. For the six months ended June 30, 2006, international sales accounted for 14.3% of total revenue. Canadian operations accounted for 11.5% of total revenue, the 4,100 terminals sold to a service bureau in the United Arab Emirates accounted for 2.5% of total revenue, and sales from other international service bureaus accounted for 0.4% of total revenue. Given that prepaid wireless is much more widely accepted in Europe, Asia and Latin America than it is in North America, we will continue to explore new international opportunities.

The table below sets forth the revenues we derived from our principal products and services and the percentage of total revenues represented by this amount. The discussion that follows focuses on the sources of revenue that we believe are the most important to our present and future results of operations.

	For the Three Months Ended		For the Three Months Ended
	June 30, 2006		June 30, 2005
	Amount	Percentage	Amount	Percentage
Prepaid Wireless	$12,005,616	95.1%	$12,756,349	95.7%
Terminals Sales	38,490	0.3%	-	0.0%
Prepaid Long Distance	329,938	2.6%	181,904	1.4%
Fees	126,728	1.0%	177,755	1.3%
Service Bureau	29,156	0.2%	86,069	0.6%
Prepaid Debit Card	12,489	0.1%	33,025	0.2%
Bill Pay	24,259	0.2%	14,949	0.1%
Other Revenue	61,495	0.5%	72,641	0.5%
Total	$12,628,171	100.0%	$13,322,692	100.0%

	For the Six Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2005
	Amount	Percentage	Amount	Percentage
Prepaid Wireless	$24,216,840	93.0%	$20,578,606	94.4%
Terminals Sales	759,613	2.9%	26,380	0.1%
Prepaid Long Distance	497,214	1.9%	253,585	1.2%
Fees	258,447	1.0%	268,740	1.2%
Service Bureau	49,366	0.2%	137,355	0.6%
Prepaid Debit Card	32,304	0.1%	70,580	0.3%
Bill Pay	42,387	0.2%	14,949	0.1%
Other Revenue	171,260	0.7%	449,757	2.1%
Total	$26,027,431	100.0%	$21,799,952	100.0%

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

  Other revenue. Other revenue includes thermal card, point of purchase materials, gift and loyalty card sales, wireless phone features, home dial tone, wholesale products and prepaid internet sales.

Analysis of Margins

Historically, our results of operations have been characterized by low-margin products. Under our broker model, we record the entire value of the transaction as revenues. Our cost of prepaid PIN sales and fees include the amount we pay for the product. Our cost of prepaid PIN sales and fees do not include the fees and commissions we pay the broker and the retailer who participated in the sale. Several of these key measures describing costs and margins are shown in the table below for the three and six months ended June 30, 2006 and June 30, 2005.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Total sales and revenue	$12,628,171	$13,322,692	$26,027,431	$21,799,952

Cost of prepaid PIN sales and fees	10,501,205	12,533,184	21,240,955	19,406,429
Percentage of revenue	83.2%	94.1%	81.6%	89.0%

Cost of product sales	$82,269	$3,315	$887,369	$20,265
Percentage of revenue	0.7%	0.0%	3.4%	0.1%

Distribution commissions and fees	$1,715,326	$2,335,209	$3,521,107	$4,167,303
Percentage of revenue	13.6%	17.5%	13.5%	19.1%

Gross Profit (Loss)	$329,371	$(1,549,016)	$378,000	$(1,794,045)
Percentage of revenue	2.6%	(11.6)%	1.5%	(8.2)%

Terminal depreciation and software amortization	$322,452	$429,156	$868,633	$866,982
Percentage of revenue	2.6%	3.2%	3.3%	4.0%

Specific costs	-	250,000	-	530,005
Percentage of revenue	0.0%	1.9%	0.0%	2.4%

Adjusted gross profit excluding terminal depreciation and amortization, and specific costs	$651,823	$(869,860)	$1,246,633	$(397,058)
Percentage of revenue	5.2%	(6.5)%	4.8%	(1.8)%

The increase in gross profit from the three months ended June 30, 2006 to the comparable period in 2005 was primarily driven by the following: (i) $1,266,704 in terminal impairment and fixed asset write-down charges incurred during the three months ended June 30, 2005; (ii) a PIN inventory write-down of approximately $250,000 incurred for the three months ended June 30, 2005; (iii) an increase in the sale of higher margin consigned products, which represented 3.3% and 2.7% of revenue for the three months ended June 30, 2006 and 2005, respectively; (iv) reduced distribution commissions and fees; and (v) improved PIN purchase rates. Alternatively, our gross profit percentage was negatively impacted by the reduction of our higher-margin fees and service bureau sales.

The increase in gross profit from the six months ended June 30, 2006 to the comparable period in 2005 was primarily driven by the following; (i) $1,266,704 in terminal impairment and fixed asset write-down charges incurred during the three months ending June 30, 2005; (ii) a $280,005 charge incurred in the period ended March 31, 2005 for 9,000 handsets a vendor took possession of or sold and did not reimburse the Company; (iii) a PIN inventory write-down of approximately $250,000 incurred for the three months ended June 30, 2005, (iv)  reduced distribution commissions and fees; and (v) improved PIN purchase rates.  Alternatively, our gross profit percentage was impacted by the reduction of our higher-margin consigned product sales. Consigned products represented 3.0% and 3.5% of net revenue for the six months ended June 30, 2006 and 2005, respectively. Our gross profit percentage was negatively impacted by the reduction of our higher-margin fees and service bureau sales. Because of our thin margins, a minor change in the price that we pay for products has a substantial effect on our net income or loss if we are not able (or, in the case of price decreases, are not required) to pass the difference on to our customers.

The resale of prepaid telecommunication products has historically been a commodity market with most price increases or decreases being passed through the distribution chain to the end user. The amount of margin available to each participant in the distribution chain can be affected by various factors, such as the service provided, the risk assumed by the participant, and the volume and payment terms on which the participant can purchase product. Historically, we have purchased product from a reseller at a markup from the supplier price. As our business expands, we believe that there may be opportunities to increase margins by purchasing a greater percentage of our products directly from the carrier and by purchasing in greater volume. However, the telecommunications business in general, and the wireless business in particular, are changing rapidly and it is difficult to anticipate potential changes that may occur in the distribution chain. Thus, there is no assurance that we will be successful in realizing these opportunities.

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

Operating Metrics

We monitor our business and measure our performance in a number of ways. Several of these key measures, including our adjusted average monthly revenue per U.S. active terminal, are shown in the table below for the last four quarters. We note that our average monthly revenue per active terminal increased to $45 for the three months ended June 30, 2006, from $38 for the three months ended March 31, 2006.  For the three months ended June 30, 2006, our contribution margin was $623,715, an increase of $131,965 compared with the three months ended March 31, 2006. This increase is attributable to improved PIN purchase rates, product mix impacts, reduced distribution commissions and fees, and an increase in the sale of consigned products. For the three months ended June 30, 2006, we realized 382 net terminal deactivations. This decrease was primarily driven by two factors: (i) terminals were activated with one large customer in the three months ended March 31, 2006 that have a low transaction volume; and, (ii) a number of terminals related to this customer were categorized as “inactive” during the three months ended June 30, 2006.

We plan to improve our contribution margin through the following: (i) improving our economies of scale by increasing the sales of prepaid PIN products and fee sales; (ii) increasing sales of higher-margin financial services products; (iii) increasing sales of PINs by establishing more direct relationships with carriers; (iv) improving the terms of pricing agreements with MVNOs and brokers; and (v) expanding our product suite to potentially include distributing handsets.  In addition, the Company is currently evaluating handset distribution and wholesaling PIN businesses which would further improve our contribution margin.

Broker Model:	For the Three Months Ended June 30, 2006	For the Three Months Ended March 31, 2006	For the Three Months Ended December 30, 2005	For the Three Months Ended September 30, 2005
	(in dollars, except for terminal figures)
Net active terminals (1)	(382)	1,007	(69)	536

Total active terminals	4,434	4,816	3,809	3,878
Average active terminals (2)	4,625	4,313	3,844	3,610

Average monthly revenue per unit (ARPU) calculation:
Total sales and revenue less product sales and service bureau revenue	12,547,410	12,544,706	11,677,055	12,055,181
Less cost of prepaid PIN sales and fees, and distribution commissions and fees, excluding depreciation and amortization allocable to cost of sales, specific charges, and contribution margin derived from business outside the United States	11,923,695	12,052,956	11,232,221	11,481,198
Total contribution margin	623,715	491,750	444,834	573,983

Average monthly revenue per active terminal	45	38	39	53

(1)
A terminal is defined as active when it logs into the Q Control system for the first time from a U.S. retail site and is defined as "inactive" if the terminal has not completed a transaction over a 120 day training period.  "Inactive" terminals are not included in the definition of active terminals.

(2)	Average activat terminals includes the average of the total activated terminals at the end of the current and prior quarter.
____________________________

As of June 30, 2006, the Company had approximately 5, 000 active terminals in the United States and Canada.  Of these 5,000 active terminals, approximately 3,900 terminals in the United States and Canada completed a transaction over the prior thirty day period, representing approximately 78% of the total 5,000 active terminals.  Of these 3,900 terminals, as of June 30, 2006, approximately 3,400 terminals in the United States completed a transaction over the prior thirty days, up 9% from the start of the period ended June 30, 2006.

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

During January 2005, a vendor sold or took possession of approximately 9,000 handsets without reimbursing the Company.  We expensed these missing handsets in the first quarter of 2005 and recorded a receivable from the vendor, and recorded a reserve totaling $285,000 during the three months ended June 30, 2005. We are pursuing litigation against this vendor (see Item 3—“Legal Proceedings” for a more detailed discussion).

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

Income taxes. At June 30, 2006, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $24.1 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, and because management has determined that the deferred tax assets may not be realized, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depend, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. Our ability to use our accumulated net operating loss against future taxable income, if any, may cause our future reported earnings, if any, to be greater than they would be if fully taxable.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenues for the periods presented. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages may change substantially as a result of our implementation of different sales models and other factors.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of prepaid PIN sales and fees	83.2%	94.1%	81.6%	89.0%
Cost of product sales	0.7%	0.0%	3.4%	0.1%
Distribution commissions and fees	13.6%	17.5%	13.5%	19.1%
Selling expenses	3.0%	1.7%	2.8%	2.1%
General and administrative expenses	8.5%	10.9%	8.7%	11.7%
Stock based compensation	1.7%	0.0%	1.7%	0.0%
Depreciation and amortization	0.3%	0.3%	0.3%	0.4%

Loss from operations	(10.9)%	(24.6)%	(12.0)%	(22.2)%
Other Income (expenses) - net	(0.2)%	(0.1)%	(0.3)%	(0.1)%

Net loss	(11.1)%	(24.7)%	(12.3)%	(22.4)%

The following table presents our statements of operations, showing dollar and percentage changes from three and six months ended June, 30 2006 to the comparable periods in 2005.

	For the Three Months Ended				For the Six Months Ended
	June 30,		Increase (Decrease)		June 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
Total Sales and Revenues	$12,628,171	$13,322,692	$(694,521)	(5.2)%	$26,027,431	$21,799,952	$4,227,479	19.4%

Cost of Sales and Revenue:
Cost of prepaid PIN sales and fees	10,501,205	12,533,184	(2,031,979)	(16.2)%	21,240,955	19,406,429	1,834,526	9.5%
Cost of product sales	82,269	3,315	78,954	2381.7%	887,369	20,265	867,104	4278.8%
Distribution commissions and fees	1,715,326	2,335,209	(619,883)	(26.5)%	3,521,107	4,167,303	(646,196)	(15.5)%
Total Cost of Sales and Revenue	12,298,800	14,871,708	(2,572,908)	(17.3)%	25,649,431	23,593,997	2,055,434	8.7%
Gross Profit (Loss)	329,371	(1,549,016)	1,878,387	(121.3)%	378,000	(1,794,045)	2,172,045	(121.1)%
Operating Expenses:
Selling	378,270	232,626	145,644	62.6%	730,866	459,991	270,875	58.9%
General and administrative	1,078,749	1,457,948	(379,199)	(26.0)%	2,253,657	2,540,206	(286,549)	(11.3)%
Non-cash compensation related to operations	210,044	-	210,044	-	438,059	-	438,059	-
Depreciation and amortization	36,919	39,557	(2,638)	(6.7)%	85,808	88,834	(3,026)	(3.4)%
Total operating expenses	1,703,982	1,730,131	(26,149)	(1.5)%	3,508,390	3,089,031	419,359	13.6%
Loss from operations	(1,374,611)	(3,279,147)	1,904,536	(58.1)%	(3,130,390)	(4,847,076)	1,752,686	(36.2)%

Total Other Expense, net	(23,788)	(17,851)	(5,937)	33.3%	(70,521)	(31,510)	(39,011)	123.8%

Net Loss	$(1,398,399)	$(3,296,998)	$1,910,473	(57.9)%	$(3,200,911)	$(4,878,586)	$1,791,697	(36.7)%

Basic and Diluted Net Loss per Common Share	$(0.20)	$(0.61)	$0.40	(66.6)%	$(0.46)	$(0.94)	$0.47	(50.5)%
Basic and Diluted Weighted Average Common Shares Outstanding	6,914,795	5,448,827	1,465,968	26.9%	6,914,795	5,214,812	1,699,983	32.6%

Other Comprehensive Income (Loss):
Net loss	$(1,398,399)	$(3,296,998)	$1,898,599	(57.6)%	$(3,200,911)	$(4,878,586)	$1,677,675	(34.4)%
Foreign currency translation adjustment	422	(48,164)	17,911	(37.2)%	1,488	(67,141)	17,911	(26.7)%

Comprehensive Loss	$(1,397,977)	$(3,345,162)	$1,947,185	(58.2)%	$(3,199,423)	$(4,945,727)	$1,746,304	(35.3)%

Three and Six Months Ended June 30, 2006 and 2005

Sales and revenues. Our sales and revenues decreased by approximately $695,000 for the three months ended June 30, 2006 relative to the comparable period in 2005 primarily due to reduced sales of prepaid wireless products. Wireless products continue to be our dominant growth category, accounting for 95.1% and 95.7% of revenue for the three months ended June 30, 2006 and 2005, respectively. Sales and revenues from other prepaid products, including fees and prepaid debit cards for the three months ended June 30, 2006, relative to the comparable period in 2005. Alternatively, sales and revenue for prepaid long distance, and bill pay increased for the three months ended June 30, 2006, relative to the comparable period in 2005.

Our sales and revenues increased by approximately $4,228,000 for the six months ended June 30, 2006, relative to the comparable period in 2005. This increase is primarily attributable to an increase in the number of terminals in the field. Sales and revenues from prepaid wireless products increased by approximately $3,638,000 for the six months ended June 30, 2006, relative to the comparable period in 2005. Terminal sales increased by approximately $734,000 for the six months ended June 30, 2006, relative to the comparable period in 2005. This increase is attributable to the sale of 4,100 terminals to a service bureau customer in the United Arab Emirates in February and March of 2006. Sales and revenues from other prepaid products, including long distance and bill pay, increased for the six months ended June 30, 2006. Alternatively, service bureau, fees, prepaid debit card sales, and other revenue decreased for the six months ended June 30, 2006, relative to the comparable period in 2005.

We expect the following factors to positively impact revenues for the remainder of 2006: (i) a continuing increase in our installed base of terminals; (ii) the addition of new means of product distribution, such as debit/credit card terminals and PC-based delivery of product; (iii) the addition of new products to our library, such as gift/loyalty cards and bill pay, and new vendors of existing products; and (iv) the anticipated continuing growth of the prepaid wireless market. While we believe that these factors will result in further revenue growth in 2006, there is no assurance that they will.

Cost of prepaid PIN sales and fees. Our cost of prepaid PIN sales and fees (including terminal depreciation and amortization) for the three months ended June 30, 2006, as a percentage of revenues, was 83.2%, compared to 94.1% relative to the comparable period in 2005. This decrease was primarily attributable to the following: (i) $1,266,704 in terminal impairment and fixed asset write-down charges incurred during the three months ended June 30, 2005; (ii) a PIN inventory write-down of approximately $250,000 incurred for the three months ended June 30, 2005; and (iii) improved PIN purchase rates.

Our cost of prepaid PIN sales and fees (including terminal depreciation and amortization) for the six months ended June 30, 2006 as a percentage of revenues, was 81.6%, compared to 89.0%, relative to the comparable period in 2005. This decrease was primarily attributable to the following: (i) $1,266,704 in terminal impairment and fixed asset write-down charges incurred during the six months ended June 30, 2005; (ii) a $280,005 charge incurred in the three months ended March 31, 2005 for 9,000 Nokia 3300 handsets that a vendor took possession of or sold but for which the vendor did not pay the Company; (iii) a PIN inventory write-down of approximately $250,000 incurred for the six months ended June 30, 2005; and (iv) improved PIN purchase rates.

Cost of product sales. Our cost of product sales for the three months ended June 30, 2006, as a percentage of revenues, was 0.7%, compared to 0.0%, relative to the comparable period in 2005. The decrease was attributable to reduced terminal sales during the three months ended June 30, 2005.

Our cost of product sales for the six months ended June 30, 2006, as a percentage of revenues, was 3.4%, compared to 0.1%, relative to the comparable period in 2005. This increase was primarily attributable to the sale of approximately 4,100 terminals to a service bureau customer in the United Arab Emirates.

Distribution commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Q Xpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the three months ended June 30, 2006 as a percentage of revenues were 13.6%, compared to 17.5% relative to the comparable period in 2005. Commissions and fees for the six months ended June 30, 2006 as a percentage of revenue were 13.5%, compared to 19.1%, relative to the comparable period in 2005. This decrease is primarily attributable to a shift in our sales strategy from brokered sales to direct sales.

Margin. After subtracting the cost of prepaid PIN sales and fees, the cost of product sales, and distribution commissions and fees paid to the brokers and retailers from revenue, we had margins (including terminal depreciation and software amortization expenses) of approximately (10.9)% for the three months ended June 30, 2006 and approximately (24.6)%, relative to the comparable period in 2005. This decrease is primarily attributable to the following: (i) $1,266,704 in terminal impairment and fixed asset write-down charges incurred during the three months ended June 30, 2005; (ii) a PIN inventory write-down of approximately $250,000 incurred for the three months ended June 30, 2005 (iii) an increase in the sale of higher margin consigned products, which represented approximately 3.3% and 2.7% of revenue for the three months ended June 30, 2006 and 2005, respectively; (iv) reduced distribution commissions and fees; and (v) improved PIN purchase rates.  Alternatively, our margin percentage was negatively impacted by the reduction of our higher-margin fees and service bureau sales.

After subtracting cost of prepaid PIN sales and fees, cost of product sales, and distribution commissions and fees paid to the brokers and retailers from revenue, we had margins (including terminal depreciation and software amortization expenses) of approximately (12.0)% for the six months ended June 30, 2006 and approximately (22.2)% relative to the comparable period in 2005. This increase is primarily attributable to the following: (i) $1,266,704 in terminal impairment and fixed asset write-down charges incurred during the three months ended June 30, 2005; (ii) a $280,005 charge incurred in the three months ended March 31, 2005 for 9,000 handsets a vendor took possession of or sold and did not pay the Company; (iii) a PIN inventory write-down of approximately $250,000 incurred for the three months ended June 30, 2005; (iv) reduced distribution fees; and (v) improved PIN purchase rates. Alternatively, our margin percentage was negatively impacted by the reduction of our higher-margin consigned product sales, service bureau sales and fees.

Selling expenses. Selling expenses increased by approximately $146,000 during the three months ended June 30, 2006, relative to the comparable period in 2005. This increase is primarily attributable to an increase in salaries and benefits expenses of approximately $154,000 and an increase in tradeshow and conference expenses of approximately $12,000, which expenses are offset in part by a reduction in advertising expense of approximately $11,000 and a reduction of approximately $9,000 in other sales and marketing expenses.

Selling expenses increased by approximately $271,000 during the six months ended June 30, 2006 over relative to the comparable period in 2005. This increase is primarily attributable to an increase in salaries and benefits expenses of approximately $301,000, which expenses are offset in part by a reduction in advertising expenses of approximately $21,000 and a reduction in other sales and marketing expenses of approximately $9,000.

General and administrative. General and administrative expenses for the three months ended June 30, 2006 decreased by approximately $379,000, relative to the comparable period in 2005. This decrease is primarily attributable to the following: (i) $175,000 in settlement costs related to the Dial-Thru International litigation for the three months ended June 30, 2005; (ii) a decrease of approximately $85,000 in legal expenses; (iii) a decrease of approximately $49,000 in accounting fees; (iv) a decrease of approximately $44,000 in bad debt expense; (v) a decrease of approximately $39,000 in salaries and benefits expenses; (vi) a decrease of approximately $35,000 in recruiting fees; and (vii) a decrease of approximately $6,000 in other expenses.  These decreases were offset in part by an increase of approximately $31,000 in rent expense an approximately $23,000 in travel related expenses.

 General and administrative expenses for the six months ended June 30, 2006 decreased by approximately $287,000, relative to the comparable period in 2005. The decrease is primarily attributable to the following: (i) $175,000 in settlement costs related to the Dial-Thru International litigation for the three months ended June 30, 2005 (ii) a decrease of approximately $22,000 in legal expenses; (iii) a decrease of approximately $54,000 in accounting fees; (iv) a decrease of approximately $29,000 in bad debt expense; (v) a decrease of approximately $65,000 in salaries and benefits expenses; (vi) a decrease of approximately $31,000 in recruiting fees; (vii) a decrease of approximately $12,000 in board-related expenses; (viii) a decrease of approximately $10,000 in other expenses.  These decreases were offset in part by an increase of approximately $51,000 in rent expense, approximately $33,000 in phone-related expenses, and approximately $27,000 in travel-related expenses.

Stock-based compensation. Stock-based compensation expense for the three months ended June 30, 2006 increased $210,044, relative to the comparable period in 2005. Stock-based compensation expense for the six months ended June 30, 2006 increased $438,059 relative to the comparable period in 2005. The Company has adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method based on SFAS No. 123(R). Under this transition method, compensation expense recognized during the three months ended June 30, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of June 30, 2006, and (ii) compensation expense for all share-based awards granted on or after June 30, 2006. Accordingly, compensation costs of $210,044 and $438,059 has been recognized for grants of options to employees and directors in the accompanying statements of operations for the three and six months ended June 30, 2006, respectively, and no related expenses was recognized in the statement of operations for the comparable period in 2005.

Depreciation and amortization. Depreciation and amortization expenses were approximately $322,452 and $429,156, for the three months ended June 30, 2006 and 2005, respectively. Depreciation and amortization expenses were approximately $665,645 and $866,982, for the six months ended June 30, 2006 and 2005, respectively. These decreases are primarily attributable to lower amortization of capitalized software development costs and to higher depreciation expense from an increase in the number of terminals in service. We expect depreciation expense to increase as the number of terminals in service increases. We do not anticipate additional capitalized software development expense until Lipman and Ingenico terminals are deployed in the Q Xpress system.

Other income and expense-net. This category consists primarily of interest income and expense on a related party note and capital lease obligations. For the three months ended June 30, 2006 and 2005, other income and expense-net was $24,000 and $18,000, respectively. For the six months ended June 30, 2006 and 2005, other income and expense-net was $71,000 and $32,000, respectively. These increases were primarily attributable to interest expense related to a warrant to purchase 230,000 shares of common stock that was issued to a majority shareholder, who at the time was the Company’s Chairman of the Board of Directors, in conjunction with a $614,000 loan that a major shareholder, who at that time was the Company's Chairman of the Board of Directors, made to the Company on July 11, 2005. The warrant was treated as a discount on the note and amortized over the two-year term of the loan. Also, for the three months ended June 30, 2006, the Company recognized approximately $38,000 in interest expense related the value of the warrant, approximately $8,000 in interest earned related to a $614,000 loan, and approximately $6,000 in interest expense primarily related to lease obligations. For the six months ended June 30, 2006, the Company recognized approximately $77,000 in interest expense related the value of the warrant, approximately $15,000 in interest earned related to a $614,000 loan, and approximately $15,000 in interest expense primarily related to lease obligations.

Income tax expense. At June 30, 2006, we had operating loss carryforwards of approximately $24.1 million that may be applied against future taxable income, if any, through 2025. The net operating loss carryforwards and other items resulted in net deferred tax assets of approximately $10.5 million. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined at this time. As a result of the uncertainty surrounding the realization of the deferred tax assets, we established a valuation allowance that is equal to the value of net deferred tax assets, and no income tax benefit from our operating loss has been recognized for any of the periods presented.

Liquidity and Capital Resources

Cash and cash equivalents. As of June 30, 2006, our balance of cash and cash equivalents was $1,629,999 and the balance of our restricted cash was $326,912. Restricted cash is maintained to support letters of credit covering capital lease arrangements and to secure a bank account that is used for processing automated clearinghouse transactions. In order to secure the bank account, the Company must maintain a balance of 2% of the previous month’s total transactions that have been processed through the account.

As of June 30, 2006, we had working capital of approximately $3,130,746 million and a current ratio of 3.6 to 1.

Financing activity cash flows. Historically, we have financed our working capital requirements from the sale of equity, convertible debentures and notes, and short-term and long term borrowings.

The Company does not have the necessary capital to continue its operations as planned. In this regard, our independent auditors have stated in their auditor’s report for the year ended December 31, 2005 that our recurring losses raise substantial doubt about our ability to continue as a going concern (see Item 8 “Financial Statements and Supplementary Data” for a more detailed discussion). Accordingly, the Company plans to raise additional funds in 2006. These additional funds may be in the form of equity, debt or convertible securities, or a combination of these.  There is no assurance that the Company will successfully raise additional funds.

Recently Enacted Accounting Standards

For a discussion of recently enacted accounting standards, see Note 1—“Summary of Significant Accounting Policies” to the Consolidated Financial Statements, set forth in Item 1.

Off-Balance Sheet Items

On February 16, 2006, the Company acquired certain assets from Sun Communications, including approximately 350 merchant locations and terminals. These assets were purchased for $150,000 in cash paid on February 16, 2005. In addition, the Company is obligated, pursuant to an earn-out provision in the purchase agreement, to pay additional amounts totaling up to $50,000 if certain performance criteria are met. The earn-out provision provides for a $15,000 prepayment made to Sun Communications on August 10, 2006 and the remainder, if earned, due February 2007.

Excluding normal operating leases and the potential obligations related to Sun Communications discussed directly above, the Company has no off-balance sheet obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

•
Our Disclosure Controls and Procedures Are Effective. Pursuant to Rule 13a-15(b) under the Exchange Act, our management is required to evaluate the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e), as of the end of each fiscal quarter. Such evaluation must include the participation of our principal executive officer and our principal financial officer. Accordingly, as of June 30, 2006, the end of our second fiscal quarter, our management has completed an evaluation of the effectiveness and the design and operation of our disclosure controls and procedures. Based upon this evaluation our management (including our CEO and CFO) has concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Internal Controls Over Financial Reporting

 Change in Our Internal Control over Financial Reporting in the Three Months Ended June 30, 2006. the Company has taken the following actions to remedy the following internal control issues:

•
We previously identified a “significant deficiency” (as defined by the PCAOB) in our ability to summarize timely and adequately our financial data in our financial statements, including the timely and adequate preparation of the supporting schedules thereto and the timely reconciliation of general ledger accounts. We have taken steps to remedy this “significant deficiency” during the three months ended June 30, 2006 by: (i) hiring additional accounting personnel; (ii) further training our accounting personnel; (iii) refining the processes and procedures through which we conduct our review, prepare our financial statements (including the schedules thereto), and prepare our general ledger accounts; and (iv) upgrading our accounting software. Management understands that the remedies in place have been implemented only recently and further testing of the effectiveness of these remedies, as well as additional process improvements, will be necessary to ensure that similar “significant deficiencies” do not reoccur in the future.

•
We previously identified a “material weakness” (as defined by the PCAOB) in our ability to track our terminals in the hands of our brokers and customers. We have taken steps to remedy this “material weakness” during the three months ended June 30, 2006 by: (i) tasking a senior staff member with tracking terminals in the hands of our brokers and merchants; (ii) electronically tracking the serial numbers of all in- and out-bound terminals; (iii) utilizing certain operations and sales personnel in tracking terminals in the hands of our brokers and merchants; and (iv) more carefully monitoring out-bound terminals to reduce the number of inventoried terminals sent to broker locations. Management understands that the remedies in place have been implemented only recently, and further testing of the effectiveness of these remedies, as well as additional process improvements, will be necessary to ensure that similar “material weaknesses” do not reoccur in the future.

Other than the completion of the items outlined directly above, there has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f), during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of May 22, 2006, we are not a party to any legal proceedings, except as set forth below.

Q Comm International, Inc. v. The Phone Store of Missouri, LLC and Kevin Montgomery. In April 2005, the Company filed an action against a PIN provider, due to approximately $1 million in deactivated PINs that the Company received in the fourth quarter of 2004.  Subsequent to June 30, 2005, the Company determined that this obligation was approximately $1.5 million and includes, in addition to deactivated PINs, losses resulting from handsets paid for by the Company that were to be sold by the PIN provider.  The PIN provider agreed to sell the handsets in order to reimburse the Company for both the handset purchase price and the PIN losses.  However, the PIN provider did not reimburse the Company.  The Company is proactively taking the appropriate legal action to recover the amount due.  However, there is no assurance of repayment, and management recorded an allowance against the full amount of the receivable in the fourth quarter of 2004.

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which we hereby incorporate herein by reference. There have been no material changes to such risk factors since the date of that report.

Item 5. Other Information.

The Company's Board of Directors has approved two forms of Stock Option Grant, which arefiled herewith as exhibits, under the 2004 Stock Option Plan.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1(i)	Articles of Incorporation (1)

3.1(ii)	Amendment to Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (2)

4.2	Form of warrant agreement, including form of warrant (2)

4.3	Form of unit certificate (2)

4.4	Form of representative’s warrant (2)

10.1	2000 Stock Option Plan (2)*

10.2	2003 Stock Option Plan (2)*

10.3	Securities Purchase Agreement, dated February 10, 2003 (2)

10.4	Form of 12% Secured Convertible Debentures due June 30, 2004 (2)

10.5	Form of Stock Purchase Warrant (2)

10.6	Form of Lock-Up Agreement executed by all officers, directors, and 5% shareholders (2)

10.7	Form of Lock-Up Agreements for 12% Secured Convertible Debenture holders (2)

10.11	Employment Agreement between Q Comm International, Inc. and Michael D. Keough(4)*

10.12	Employment Agreement between Q Comm International, Inc. and Mark W. Robinson(5)*

10.13	Securities Purchase Agreement, dated May 20, 2003 (2)

10.15	Form of Stock Purchase Warrant, dated May 20, 2003 (2)

10.16	Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and Hargray Wireless (2)

10.17	Agreement between Q Comm International, Inc. and PreCash Corporation (2)

10.18	WGR Ltd. Agreement (2)

10.19	Marceco Ltd. Agreement (2)

10.20	Success Concepts Enterprises Inc. Agreement (2)

10.21	510 East Technology Avenue Lease (3)

10.22#	Agreement between Q Comm International, Inc. and Cricket Communications, Inc. (4)

10.23	2004 Stock Option Plan (7)*

10.24	9350 South 150 East, Suite 840, Sandy, Utah Lease (8)

10.25	Standard Form of Stock Option Grant for Incentive Stock Options under the 2004 Stock Option Plan **

10.26	Standard Form of Stock Option Grant for Non-Qualified Stock Options under the 2004 Stock Option Plan **

14	Code of Ethics (2)

16	Letter from Tanner LC to the Securities and Exchange Commission, dated October 11, 2005 regarding change in certifying accountant (6)

21	Subsidiary schedule (3)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
________________________

* Denotes a management contract or a compensatory plan or arrangement.
** Included as an exhibit herein.

(1)	Previously filed on February 24, 2000, as an exhibit to Form 10-SB, and on March 20, 2000, as an exhibit in the Company’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No.333-104232) and incorporated herein by reference.

(3)	Previously filed as an exhibit to Form 10-KSB on June 30, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Form 10-KSB on April 12, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Form 10-KSB/A on August 10, 2005 and incorporated herein by reference.

(6)	Previously filed on October 11, 2005, as an exhibit in the Company’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Previously filed on May 3, 2004, as Appendix C to Schedule 14a and incorporated herein by reference.

(8)	Previously filed as an exhibit for Form 10-K on March 31, 2006 and incorporated herein by reference.

#
Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain portions of this exhibit under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q for the three and six months ended June 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2006.

Q Comm International, Inc.

By:	/s/ Mark W. Robinson

Mark W. Robinson
Chief Financial Officer, Secretary and Treasurer