Form 10-Q
period 2006-09-30
Q COMM INTERNATIONAL INC
filed 2006-11-13
CIK 1102901

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

Number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of September [ ], 2006, 6,914,795 shares of the issuer’s common stock were outstanding.

Q COMM INTERNATIONAL, INC.
QUARTERLY REPORT ON FORM 10-Q

SEPTEMBER 30, 2006

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
ASSETS
Current Assets:

Cash and cash equivalents	$2,375,152	$3,806,904
Trade accounts receivable, net	357,616	638,725
Inventory, net	1,044,781	1,456,937
Equipment held for resale	-	610,000
Prepaid expenses	19,821	46,550
Total Current Assets	3,797,370	6,559,116

Property and Equipment, net	579,358	1,321,564

Other Assets:
Restricted cash	326,107	532,875
Capitalized software development costs, net	104,976	283,762
Intangible assets, net	105,265	24,000
Deposits	115,945	162,432
Total Other Assets	652,293	1,003,069

Total Assets	$5,029,021	$8,883,749

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:

Accounts payable	$797,840	$909,231
Accrued expenses	531,269	463,974
Notes Payable	300,000	-
Related party obligation, net of unamortized discount of $106,700 and $0, respectively	607,300	-
Capital lease obligations - current portion	45,043	390,906

Total Current Liabilities	$2,281,452	$1,764,111

Long Term Liabilities:
Related party obligation, net of unamortized discount of $0 and $223,216, respectively	-	390,784
Capital lease obligations, net of current portion	28,424	32,297
Total Long term Liabilities	28,424	423,081
Total Liabilities	2,309,876	2,187,192

Commitments and Contingencies (notes 7, 8, 9, and 12)
Stockholders’ Equity:
Common stock, $0.001 par value; 50,000,000 shares authorized, 6,914,795 shares outstanding	6,915	6,915
Additional paid-in capital	35,623,632	35,038,139
Accumulated deficit	(32,969,619)	(28,389,476)
Accumulated other comprehensive income	68,985	51,747
Receivable from shareholder	(10,768)	(10,768)

Total Stockholders’ Equity	2,719,145	6,696,557

Total Liabilities and Stockholders’ Equity	$5,029,021	$8,883,749

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
SALES AND REVENUE
Prepaid PIN sales	$11,734,369	$11,493,411	$35,786,093	$32,063,160
Prepaid PIN fees	404,882	392,028	1,186,826	1,064,733
Product sales	108,005	659,626	993,954	686,006
Processing and other fees	183,105	237,029	490,919	768,148

Total sales and revenue	$12,430,361	$12,782,094	$38,457,792	$34,582,047

COST OF SALES AND REVENUE
Cost of prepaid PIN sales and fees	10,465,699	10,328,259	31,706,654	29,734,688
Cost of product sales	28,969	655,265	916,338	675,530
Distribution commissions and fees	1,560,472	1,565,298	5,081,578	5,732,601

Total cost of sales and revenue	12,055,140	12,548,822	37,704,570	36,142,819

Gross Profit (Loss)	375,221	233,272	753,222	(1,560,772)

OPERATING EXPENSES
Selling	355,972	197,028	1,086,838	657,018
General and administrative	1,156,560	1,018,353	3,410,217	3,522,559
Non-cash compensation related to operations	147,434	-	585,493	-
Depreciation and amortization	65,861	46,550	151,669	135,385

Total operating expenses	1,725,827	1,261,931	5,234,217	4,314,962

Loss from operations	(1,350,606)	(1,028,659)	(4,480,995)	(5,875,734)

OTHER INCOME (EXPENSE)
Interest income	2,520	2,777	10,021	13,702
Interest and other expense	(31,146)	(93,652)	(109,169)	(136,087)
Total Other Income Expense, net	(28,626)	(90,875)	(99,148)	(122,385)

Net Loss	$(1,379,232)	$(1,119,533)	$(4,580,143)	$(5,998,119)

Basic and Diluted Net Loss per Common Share	$(0.20)	$(0.19)	$(0.66)	$(1.10)

Basic and Diluted Weighted Average Common Shares Outstanding	6,914,795	5,914,794	6,914,795	5,450,703

OTHER COMPREHENSIVE LOSS
Net loss	$(1,379,232)	$(1,119,533)	$(4,580,143)	$(5,998,119)
Foreign currency translation adjustment, net of tax	17,882	10,243	17,238	37,920

Comprehensive Loss	$(1,361,350)	$(1,109,290)	$(4,562,905)	$(5,960,199)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Q COMM INTERNATIONAL, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended
	September 30,

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,580,143)	$(5,998,119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,230,373	1,411,156
Amortization of discount on debentures and notes	116,516	100,553
Provision for doubtful accounts	498,612	103,847
Loss on disposal of property and equipment	-	6,444
Handset inventory adjustment	-	925,000
Impairment and write-off of terminals	-	1,266,704
Loss from PIN and handset inventory adjustments	-	18,454
Non-cash compensation related to options	585,493	-

Change in operating assets and liabilities
Accounts receivable	(217,504)	(374,160)
Inventory	412,156	(99,946)
Prepaid expenses	26,729	141,595
Accounts payable	(111,391)	(740,064)
Accrued expenses	67,297	125,465
Other assets	46,486	2,739

Net Cash Used in Operating Activities	(1,925,376)	(3,110,332)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in restricted cash	206,768	(25,295)
Purchase of intangible assets	(150,395)	56,003
Purchase of property and equipment	(205,951)	(847,689)
Proceeds from terminals held for sale	610,000	-
Capitalized software development costs	(34,300)	(128,571)

Net Cash Used by Investing Activities	$426,122	$(945,552)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common stock	$-	$4,375,653
Proceeds from notes and debentures	400,000
Proceeds from issuance of related party notes payable and warrants	-	614,000
Payments on capital lease obligations	(349,736)	(367,169)

Net Cash Provided by Financing Activities	50,264	4,622,484

Net decrease in cash and cash equivalents	(1,448,990)	566,600
Effect of foreign-exchange-rate changes on cash	17,238	(29,219)
Cash and cash equivalents, beginning of year	3,806,904	773,052

Cash and cash equivalents, end of year	$2,375,152	$1,310,433

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$158,388	$(67,534)

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

Nature of Business - The Company’s business involves purchasing and reselling prepaid telecommunication and other products (PINs) through a proprietary electronic point-of-sale activation system known as Q Xpress. The Company provides its products to end users throughout the United States as well as Canada, France, the United Arab Emirates, and the Bahamas. The Company is headquartered in Orem, Utah. During 2004, the Company acquired Point de Vente (PDV), a company located in Quebec, Canada through the acquisition of 100% of its stock.

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

Definite-life intangible assets - Definite-life intangible assets consist of the purchase of Sun Communication on February 13, 2006. The Company accounts for definite-life intangible assets in accordance with provisions of Statement of Financial Accounting Standards “SFAS” No. 142, “Goodwill and Other Intangible Assets”. Intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are tested for impairment at least annually in accordance with the provisions of SFAS No. 142. Impairment losses arising from this impairment test, if any, are included in operating expenses in the period of impairment. SFAS No. 142 requires that definite intangible assets with estimable useful lives be amortized over their respective estimated useful lives, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. Definite-life intangible assets are being amortized over a straight-line basis.

Net Loss Per Common Share - The Company computes net loss per common share in accordance with Statement of Financial Accounting Standards No.128, “Earnings Per Share,” which requires the Company to present basic earnings per share and dilutive earnings per share when the effect of options and warrants is dilutive. Because the Company incurred losses of $1,379,232 and $1,119,533 for the three months ended September 30, 2006 and 2005, respectively, and $4,580,143 and $5,998,119 for the nine months ended September 30, 2006 and 2005, respectively, the effect of options, warrants and convertible notes, totaling 2,830,159 and 2,824,993 equivalent shares, respectively, has been excluded from the net loss per common share computation because its impact would be antidilutive.

Realization of assets - The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company sustained losses of $1,379,232 and $1,119,533 for the three months ended September 30, 2006 and 2005, respectively, and sustained losses of $4,580,143 and $5,998,119 for the nine months ended September 30, 2006 and 2005, respectively. As of September 30, 2006, the Company has an accumulated deficit of $32,969,619. The Company used, rather than provided, cash in its operations in the amounts of $1,925,376 for the nine months ended September 30, 2006. At September 30, 2006, the Company had $2,375,152 of cash, $1,515,918 of working capital and $2,719,145 of stockholders’ equity. If the Company continues to incur losses or if operations continue to use cash at rates similar to the nine months ended September 30, 2006, the Company may not have sufficient cash, working capital or net assets to sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

During the periods presented in the accompanying financial statements, the Company has granted options under its 2000, 2003 and 2004 defined stock options plans. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006. Accordingly, compensation cost of $147,434 and $585,493, respectively, has been recognized for grants of options to employees and directors in the accompanying statements of operations with no tax benefit for the nine month period ended September 30, 2006. In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R. Had compensation cost for the Company's stock option plans and agreements been determined based on the fair value at the grant date for awards in 2005 consistent with the provisions of SFAS No. 123R, the Company's net loss and basic net loss per common share would have been increased to the pro forma amounts indicated below:

	For the Three Months Ended September 30, 2005		For the Nine Months Ended September 30, 2005

Net loss, as reported		$(1,119,533)	$(5,998,119)
Plus stock-based employee compensation expense included in reported net loss, net of related tax effects		-	-
Less stock-based employee compensation expense determined under fair-value-based method for all awards, net of related tax effects		(443,558)	(793,889)

Pro forma net loss	$	(1,563,091)	$(6,792,008)

Basic net loss per common share, as reported		$(.19)	$(1.10)
Pro forma net loss per common share		$(.26)	$(1.25)

Reclassifications - Certain reclassifications to the 2005 amounts have been made to conform to the 2006 presentation.

Recently Enacted Accounting Standards- In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140. SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets.  SFAS No. 155 will become effective for the Company’s fiscal year after September 15, 2006. The impact of SFAS No. 155 will depend on the nature and extent of any new derivative instruments entered into after the effective date.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment:

	September 30,	December 31,
	2006	2005

Point-of-sale terminals and related items - in service	$2,344,748	$1,821,225
Office and computer equipment	718,328	488,665

Total cost of depreciable equipment	3,063,076	2,309,890

Accumulated depreciation and amortization	(2,498,283)	(1,134,947)

Property and equipment in service, net	564,793	1,174,943

Point-of-sale terminals and related items - not placed in service	14,565	146,621

Total	$579,358	$1,321,564

Point-of-sale terminals that are held by the Company as property and equipment will either be sold to customers or placed in service with the Company retaining ownership. The Company begins depreciating the terminals that it owns at the time they are shipped to the broker or retailer. Depreciation expense for the three months ended September 30, 2006, and 2005 was $242,792 and $199,943, respectively, and has been included in Cost of Prepaid PIN sales and fees. Depreciation expense for the nine months ended September 30, 2006, and 2005 was $908,437 and $666,971, respectively.

NOTE 3 - DEFINITE-LIFE INTANGIBLE ASSETS

On February 16, 2006, the Company acquired certain assets from Sun Communications, including approximately 350 merchant locations and terminals for $150,000 in cash. In addition, the Company is obligated to pay an earn-out provision totaling up to $50,000 based on acceptance of certain performance criteria. The earn-out provision provides for a $15,000 prepayment to Sun Communications, which was paid in August 2006, and the remainder, if earned, to be paid in February 2007. As of September 30, 2006 the purchase price was allocated as follows:

Terminal equipment	$14,605
Customer locations	150,395

Total	$165,000

Definite life intangible assets consist of the following as of September 30, 2006:

Customer locations	$150,395
Less: accumulated depreciation	(45,130)

Total	$105,265

The costs of these assets are being amortized over a two year estimated life. Amortization expense for the three months ended September 30, 2006 and 2005 amounted to $16,920 and $0, respectively. Amortization expense for the nine months ended September 30, 2006 and 2005 amounted to $45,130 and $0, respectively. The Company estimates amortization expense will be as follows for the years ended December 31,

2006	$65,805
2007	75,196
2008	9,394

Total	$150,395

NOTE 4 - CAPITALIZED SOFTWARE DEVELOPMENT COSTS

Information related to capitalized software development costs is as follows:

Capitalized software development costs, net, December 31, 2005	$283,762

Capitalized software development costs, September 30, 2006	2,664,060
Accumulated amortization	(2,559,084)

Capitalized software development costs, net, September 30, 2006	$104,976

Of the balance of capitalized software development costs as of September 30, 2006, approximately $1,215,000 was paid to a third-party software development company and other outside entities. The remaining costs represent capitalized internal costs, which are primarily employee salaries and benefits, and related capitalized interest of approximately $100,000 that was recorded during the time the project was under development.

The Company regularly tests capitalized software development costs for impairment in accordance with SFAS No.142. The Company uses the estimated future cash flows related to its capitalized software development costs and has determined that these costs were not impaired as of September 30, 2006. The Company amortizes capitalized software costs over a three-year period. During the three months ended September 30, 2006 and 2005, the Company recorded amortization expense of $10,098 and $212,415, respectively, and for the nine months ended September 30, 2006 and 2005, the Company recorded amortization expense of $213,086 and $636,940, respectively.

NOTE 5 - ACQUISITION

On February 16, 2006, the Company acquired certain assets from Sun Communications, including approximately 350 merchant locations and terminals. These assets were purchased for $150,000 in cash paid on February 16, 2006. In addition, the Company is obligated to pay an earn-out provision totaling up to $50,000 based on acceptance of certain performance criteria. The earn-out provision provides for a $15,000 prepayment that was made to Sun Communications on August 10, 2006 and the remainder, if earned, is due February 2007.

NOTE 6 - NOTES PAYABLE

In September 2006, the Company received $300,000 in cash from a major shareholder, and entered into a written agreement, dated September 8, 2006, setting forth the terms of the debt financing. This debt arrangement is evidenced by a note bearing interest at an annual rate of 7.5% and is payable in full on or before December 8, 2006.

NOTE 7 - RELATED PARTY OBLIGATIONS

In September 2006, the Company received $100,000 in cash from a major shareholder, who is a member of the Board of Directors, and entered into a written agreement, dated September 8, 2006, setting forth the terms of the debt financing. This debt arrangement is evidenced by a note bearing interest at an annual rate of 7.5% and is payable in full on or before December 8, 2006.

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

The $298,760 fair value of the warrant was recorded as a discount against the note. For the three months ended September 30, 2006 and 2005, the Company recorded related party interest expense of $46,941 and $78,715 on the note, which includes $39,266 and $68,552 related to the amortization of the discount and $7,675 and $10,127 in accrued interest expense, respectively. For the nine months ended September 30, 2006 and 2005, the Company recorded related party interest expense of $139,541 and $78,715 on the note, which includes $116,516 and $68,522 related to the amortization of the discount, and $23,025 and $10,127 in accrued interest expense.

NOTE 8 - LEASE OBLIGATIONS

Certain computer equipment and point-of-sale terminals are leased under capital lease arrangements and are presented in the accompanying consolidated balance sheet as property and equipment. At September 30, 2006, the total carrying cost of equipment that is held under capital leases and the related accumulated amortization was $82,183.

As of September 30, 2006, total future minimum lease payments for capital leases, including interest and other costs, are as follows:

Year Ending December 31:
2006	$40,549
2007	10,630
2008	10,630
2009	10,630
2010	9,744

Total	82,183
Less interest and other costs	(8,716)

Present value of future minimum lease payments	73,467
Less current portion	(45,043)

Long-term portion	$28,424

The Company has one capital lease arrangement and is required to maintain a letter of credit equal to 50% of the original lease amounts during the term of the lease. The Company secures the letter of credit with a restricted cash account at a financial institution, totaling approximately $189,000 at September 30, 2006.

The Company is committed under non-cancelable operating leases for office space and office equipment. Rent expense paid for the three months ended September 30, 2006 and September 30, 2005 was approximately $58,823 and $36,314, respectively. Rent expense paid for the nine months ended September 30, 2006 and September 30, 2005 was approximately $171,649 and $96,974, respectively. The Company’s future minimum rental payments under operating leases at September 30, 2006 are as follows:

Year Ending December 31:
2006	$63,835
2007	239,231
2008	254,182
2009	121,417
2010	78,488

Total	$757,153

NOTE 9 - LITIGATION AND CONTINGENCIES

Q Comm International, Inc. v. The Phone Store of Missouri, LLC and Kevin Montgomery. In April 2005, the Company filed an action against a PIN provider, due to approximately $1 million in deactivated PINs that the Company received in the fourth quarter of 2004.  Subsequent to September 30, 2005, the Company determined that this obligation was approximately $1.5 million and includes, in addition to deactivated PINs, losses resulting from handsets paid for by the Company that were to be sold by the PIN provider.  The PIN provider agreed to sell the handsets in order to reimburse the Company for both the handset purchase price and the PIN losses.  However, the PIN provider did not reimburse the Company.  The Company is proactively taking the appropriate legal action to recover the amount due.  However, there is no assurance of repayment, and management recorded an allowance against the full amount of the receivable in the fourth quarter of 2004.

NOTE 10 - STOCK OPTIONS AND WARRANTS

Stock Options -The Company is authorized to issue stock options under three existing stock option plans approved by stockholders. The 2000 plan (133,333 shares), the 2003 plan (100,000 shares) and the 2004 plan (1,000,000 shares) allow for up to 1,233,333 shares to be issued under substantially similar terms. The fair value of each of the Company’s stock option awards is estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below. The fair value of the Company’s stock option awards is expensed on a graded vesting straight-line basis over the vesting period of the options, which is generally between zero to three years. Expected volatility is based on an average of historical volatility of the company’s stock. The risk-free interest rate for periods within the contractual life of the stock option award is based on the yield curve of a zero-coupon U.S. Treasury bond on the date the award is granted with a maturity equal to the expected term of the award. The Company uses historical data to estimate forfeitures within its valuation model. The expected term of awards granted is derived from historical experience under the Company’s stock-based compensation plans and represents the period of time that awards granted are expected to be outstanding.

The significant weighted average assumptions relating to the valuation of the Company’s stock options for the nine months ended September 30, 2006, and 2005, were as follows:

	2006	2005
Dividend yield	0%	0%
Expected life	10 years	10 years
Expected volatility	86%	93%
Risk-free interest rate	4.6%	4.3%

A summary of the status of options granted as of September 30, 2006, and changes during the period then ended are as follows:

	For the Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	637,334	$4.72	7.7 years	0
Granted	163,000	2.10
Exercised	-	-
Forfeited	(48,958)	4.30
Expired	(68,875)	9.51

Outstanding at end of period	682,501	$3.65	7.5 years	$10,080

Vested and expected to vest in the future	669,500	$3.65	7.5 years	$10,080

Exercisable at end of period	292,705	$4.30	6.9 years	$1,820

Weighted average fair value of options granted	163,000	$1.80

The Company had 465,003 non-vested options at the beginning of the period with a weighted average grant date fair value of $3.56. At September 30, 2006 the Company had 389,785 non-vested options with a weighted average grant date fair value of $2.72, resulting in unrecognized compensation expense of $442,880, which is expected to be expensed over a weighted-average period of 0.72 years.

The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $0 and $21,800 respectively. Intrinsic value is measured using the fair market value at the date of exercise (for shares exercised) at September 30, 2006 and 2005 (for outstanding options), less the applicable exercise price.

During the nine-month periods ended September 30, 2006 and 2005, the Company received $0 and $589,763 upon the exercise of awards. The Company realized no tax benefit due to the exercise of options as the Company had a loss for the period and historical net operating loss carry forwards.

Warrants - The Company has issued warrants to non-employees under various agreements expiring through November 2008. A summary of the status of warrants granted as of September 30, 2006, and changes during the period then ended is as follows:

	For the Nine Months Ended September 30, 2006
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	2,148,659	$8.61
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	(1,000)	6.00

Outstanding at end of period	2,147,659	$8.61

Exercisable at end of period	2,147,659	$8.61

A summary of the status of warrants outstanding at September 30, 2006 is presented below:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$3.51	230,000	0.34 years	$3.51	230,000	$3.51
5.25 - 7.80	358,095	1.20 years	6.82	358,095	6.82
9.75	1,544,231	1.71 years	9.75	1,544,231	9.75
11.25 - 13.50	15,333	0.94 years	12.03	15,333	12.03
$3.51 - $ 13.50	2,147,659		$8.61	2,147,659	$8.61

At September 30, 2006, the Company had 1,265,000 outstanding warrants to purchase shares of common stock at $9.75 per share that were publicly traded.

A summary of all stock options and warrants outstanding at September 30, 2006 is presented below:

	Compensatory	Non-Compensatory	Total
Stock options issued to employees and board members under stock option plans	669,166	-	669,167
Stock options issued to employees outside stock option plans	13,334	-	13,334

Total	682,500	-	682,500
Warrants issued to non-employees	330,000	1,817,659	2,147,660

Total options and warrants outstanding	1,012,500	1,817,659	2,830,160

NOTE 11 - CONCENTRATION OF REVENUES

The Company's concentration of revenue by broker, product and MVNO for the three and nine months ended September 30, 2006 and 2005 included:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Top Broker	9.2%	10.0%	8.4%	8.0%
Wireless Products	94.6%	90.6%	93.6%	93.0%
Top MVNO(1)	32.0%	34.2%	32.5%	35.7%

__________________________________________________
(1) “MVNO” is defined as a “Mobile Virtual Network Operator”.

NOTE 12 - EMPLOYMENT AGREEMENTS

The Company has an employment agreement with its President/CEO, which terminates on December 31, 2006. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the President/CEO terminates the agreement for good reason, the President/CEO is entitled to receive the greater of one year’s salary, plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The President/CEO was also granted an option to purchase 150,000 shares of common stock at the $3.59 market price per share on the date of grant in January 2005. Subsequent to the employment agreement, the President/CEO was granted an option to purchase an additional 20,000 shares of common stock at the $3.30 market price per share on the date of grant in August 2005, and an additional 30,000 shares of common stock at the $2.22 market price per share on the date of grant in February 2006.

The Company has an employment agreement with its Chief Financial Officer, which terminates on December 6, 2006. The agreement may be extended for successive one-year periods. If the Company terminates the agreement without cause, or if the CFO terminates the agreement for good reason, the CFO is entitled to receive the greater of one year’s salary, plus any target cash bonus he would be eligible to receive during that year or payment through the expiration date of the agreement. In addition, any stock options would vest immediately. The CFO was granted an option to purchase 60,000 shares of common stock at the $3.30 market price per share on the date of grant in August 2005, and an additional 40,000 shares of common stock at the $2.22 market price per share on the date of grant in February 2006.

NOTE 13 - BUSINESS SEGMENT INFORMATION

The Company predominately operates in the United States and Canada. During the three months ended March 31, 2006, the Company sold a total of 4,100 terminals to a customer in the United Arab Emirates. The Company currently has service bureau revenues from customers in the United Arab Emirates, France and the Bahamas, which has historically represented less then 1% of revenue. The following table represents the Company’s revenue by geographic segment for the three and nine months ended September 30, 2006 and 2005.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$10,585,021	$11,570,754	$32,885,892	$31,316,085
Canada	1,775,770	1,106,022	4,769,843	3,086,424
Other	69,570	105,318	802,057	179,538
Total	$12,430,361	$12,782,094	$38,457,792	$34,582,047

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, readers of this report are advised that this document contains both statements of historical facts and forward-looking statements. Forward-looking statements are subject to risks and uncertainties, which could cause our actual results to differ materially from those indicated by the forward-looking statements because of the risk factors that are identified in the Company’s most recent annual and quarterly report, as filed with the Securities and Exchange Commission . Examples of forward-looking statements include, but are not limited to, the following: (i) projections of revenues, income or loss, earnings per share, capital expenditures, dividends, capital structure and other financial items; (ii) statements regarding our plans and objectives, including product enhancements, or estimates or predictions of actions by customers, suppliers, competitors or regulatory authorities; (iii) statements of future economic performance; and (iv) statements of assumptions underlying other statements.

Intention to Withdraw from Listing of Q Comm’s Shares of Common Stock On the American Stock Exchange and to Withdraw from Registration Such Common Stock with the U.S. Securities and Exchange Commission

Q Comm is in the process of withdrawing Q Comm's common stock from listing on the American Stock Exchange and of withdrawing its common stock from registration under the Securities Exchange Act of 1934, as amended, with the U.S. Securities and Exchange Commission.

Q Comm's Board of Directors has decided to delist and deregister for the following reasons: (i) Q Comm wishes to eliminate the overly burdensome legal fees, accounting fees and other costs associated with being a public company; (ii) Q Comm wishes to free up more of its management team's time so that they can more keenly focus on making Q Comm profitable; and (iii) Q Comm does not have a sufficiently large number of shareholders of record to justify continuing as a listed and registered company.

Overview

The following is a discussion of certain factors affecting our results of operations, liquidity and capital resources. You should read the following discussion and analysis in conjunction with our consolidated financial statements and related notes, which are included herein.

Q Comm’s business consists of the purchase and resale of a wide variety many types of prepaid telecommunication and other prepaid products and services using a proprietary electronic point-of-sale system called Q Xpress. Q Comm also supports VeriFone terminals and in the future, plans to support other third-party, commercially available terminals for merchant processing. The Q Xpress system includes either the Q Xpress 200 terminals, or one of a variety of third-party merchant processing terminals, a 24x7 data center, and a comprehensive transaction processing platform that manages, operates and maintains the system and that enables the terminals to communicate with the data center.

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

In 2003, we began generating revenues from customers in Canada, France, the Bahamas, and Australia. In early 2006 we established a service bureau in the United Arab Emirates. Historically, revenues from international operations have, on average, accounted for less than 10% of annual revenues. For the three months ended September 30, 2006 international operations accounted for 14.8% of total revenue. The increase in international revenues was attributable to growth in Canadian operations, which for the three months ended September 30, 2006 accounted for 14.3% of total revenues. For the nine months ended September 30, 2006, international sales accounted for 14.5% of total revenue. Canadian operations accounted for 12.4% of total revenue, the 4,100 terminals sold to a service bureau in the United Arab Emirates accounted for 1.6% of total revenue, and sales from other international service bureaus accounted for 0.5% of total revenue. Given that prepaid wireless is much more widely accepted in Europe, Asia and Latin America than it is in North America, we will continue to explore new international opportunities.

The table below sets forth the revenues we derived from our principal products and services and the percentage of total revenues represented by this amount. The discussion that follows focuses on the sources of revenue that we believe are the most important to our present and future results of operations.

	For the three Months Ended		For the Three Months Ended
	September 30, 2006		September 30, 2005
	Amount	Percentage	Amount	Percentage
Prepaid Wireless	$11,763,871	94.6%	$11,575,939	90.6%
Terminal Sales	37,938	0.3%	659,626	5.2%
Prepaid Long Distance	316,039	2.5%	219,528	1.7%
Fees	109,556	0.9%	139,827	1.1%
Service Bureau	73,447	0.6%	67,287	0.5%
Prepaid Debit Card	10,882	0.1%	28,701	0.2%
Bill Pay	27,754	0.2%	18,357	0.1%
Other Revenue	90,874	0.8%	72,829	0.6%
Total	$12,430,361	100.0%	$12,782,094	100.0%

	For the Nine Months Ended		For the Nine Months Ended
	September 30, 2006		September 30, 2005
	Amount	Percentage	Amount	Percentage
Prepaid Wireless	$35,980,711	93.6%	$32,154,545	93.0%
Terminal Sales	797,551	2.1%	686,006	2.0%
Prepaid Long Distance	813,253	2.1%	473,113	1.4%
Fees	368,003	1.0%	408,567	1.2%
Service Bureau	122,813	0.3%	204,642	0.6%
Prepaid Debit Card	43,186	0.1%	137,867	0.4%
Bill Pay	70,141	0.2%	33,306	0.1%
Other Revenue	262,134	0.6%	484,001	1.3%
Total	$38,457,792	100.0%	$34,582,047	100.0%

Prepaid wireless. Prepaid wireless continues to be our largest source of revenue. The prepaid wireless industry is projected to continue to grow and we anticipate that it will continue to be our largest revenue source. Our prepaid wireless products include many major national carriers and many smaller regional carriers. We frequently add new wireless products as the demand arises.

Terminal sales. Terminal sales includes the sale of proprietary and third-party terminals.

Prepaid long distance. Prepaid long distance revenue continues to be a focus of the Company. Our marketing analysis suggests that we can increase prepaid long distance revenues by improving our product offering and by providing informative and attractive point-of-sale advertising materials to our brokers and merchants.

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

Service bureau. We first began setting up service-bureau customers in 2003 and we acquired our service-bureau customer in Canada in July 2004. The overall service-bureau revenue model is diminishing as a percentage of total revenue, but provides higher margins than our traditional broker model since there are fewer direct costs to offset against the fee revenues.

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

Other revenue. Other revenue includes thermal card, point-of-purchase materials, gift and loyalty card sales, wireless phone features, home dial tone, wholesale products and prepaid internet sales.

Analysis of Margins

Historically, our results of operations have been characterized by low-margin products. Under our broker model, we record the entire value of the transaction as revenues. Our cost of prepaid PIN sales and fees include the amount we pay for the product. Our cost of prepaid PIN sales and fees do not include the fees and commissions we pay the broker and the retailer who participated in the sale. Several of these key measures describing costs and margins are shown in the table below for the three and nine months ended September 30, 2006 and September 30, 2005.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Total sales and revenue	$12,430,361	$12,782,094	$38,457,792	$34,582,047

Cost of prepaid PIN sales and fees	10,465,699	10,328,259	31,706,654	29,734,688
Percentage of revenue	84.2%	80.8%	82.4%	86.0%

Cost of product sales	$28,969	$655,265	$916,338	$675,530
Percentage of revenue	0.2%	5.1%	2.4%	2.0%

Distribution commissions and fees	$1,560,472	$1,565,298	$5,081,578	$5,732,601
Percentage of revenue	12.6%	12.2%	13.2%	16.6%

Gross Profit (Loss)	$375,221	$233,272	$753,222	$(1,560,772)
Percentage of revenue	3.0%	1.8%	2.0%	-4.5%

Terminal depreciation and software amortization	$252,890	$412,358	$1,121,523	$1,304,216
Percentage of revenue	2.0%	3.2%	2.9%	3.8%

Specific costs	-	250,000	-	530,005
Percentage of revenue	0.0%	2.0%	0.0%	1.5%

Adjusted gross profit excluding terminal depreciation and amortization, and specific costs	$628,111	$895,630	$1,874,745	$273,449
Percentage of revenue	5.1%	7.0%	4.9%	0.8%

The increase in gross profit from the three months ended September 30, 2006 to the comparable period in 2005 was primarily driven by the following: (i) a PIN inventory write-down of approximately $250,000 incurred for the three months ended September 30, 2005; (ii) reduced terminal depreciation and software amortization during 2006; and (iii) an increase in sale and revenue dollars of higher margin consigned products, which represented 3.3% and 3.4% of revenue for the three months ended September 30, 2006 and 2005, respectively; Alternatively, our gross profit percentage was negatively impacted by the following: (i) a reduction of our higher-margin fees and service bureau sales; and (ii) an increase in the cost of prepaid PIN sales and fees; and (iii) lower fees.

The increase in gross profit from the nine months ended September 30, 2006 to the comparable period in 2005 was primarily driven by the following; (i) $1,266,704 in terminal impairment and fixed asset write-down charges incurred during the three months ending June 30, 2005; (ii) a $280,005 charge incurred in the period ended March 31, 2005 for 9,000 handsets a vendor took possession of or sold and did not reimburse the Company; (iii) a PIN inventory write-down of approximately $250,000 incurred for the three months ended June 30, 2005; (iv) an increase in sale and revenue dollars of higher margin consigned products, which represented 3.1% and 3.1% of net revenue for the nine months ended September 30, 2006 and 2005, respectively; and iv)  reduced distribution commissions and fees. Alternatively, gross profit was negatively impacted by the reduction of our higher-margin fees and service bureau sales. Because of our thin margins, a minor change in the price that we pay for products has a substantial effect on our net income or loss if we are not able (or, in the case of price decreases, are not required) to pass the difference on to our customers.

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

Operating Metrics -

Historically, we have monitored our business and measured our performance in a number of ways. Several of these key measures have included our adjusted average monthly revenue per transacting terminal and average monthly revenue per active terminal. There is considerable volatility associated with the average monthly revenue per active terminal measure and the Company believes measuring the number of terminals that completed a transaction over the prior thirty-day period (i.e. average monthly revenue per transacting terminal) is a better measure of performance. Below is a discussion of average monthly revenue per transacting and active terminal. Moving forward, the Company will use average revenue per transacting terminal as a key measure of performance.

As of September 30, 2006, the Company had approximately 4,800 active terminals in the United States and Canada.  Of these 4,800 active terminals, approximately 3,700 terminals in the United States and Canada completed a transaction over the prior thirty day period, representing approximately 77% of the total 4,800 active terminals.  Of these 3,700 terminals, as of September 30, 2006, approximately 3,200 and 500 terminals in the United States and Canada completed a transaction over the prior thirty days, respectively.

As shown in the table below, our average monthly revenue per transacting terminal decreased to $42 for the three months ended September 30, 2006, from $55 for the three months ended June 30, 2006.  For the three months ended September 30, 2006, our contribution margin was $ 475,628, a decrease of approximately $178,000 compared with the three months ended June 30, 2006. This decrease is primarily attributable to product mix impacts, increased PIN purchase rates, a reduction in sales per transacting terminal, and a reduction in the average number of transacting terminals.  Because of our thin margins, a minor change in the price that we pay for products has a substantial effect on our net income or loss if we are not able (or, in the case of price decreases, are not required) to pass the difference on to our customers. Alternatively, our average revenue per transacting terminal was favorably impacted by reduced distribution commissions and fees and an increase in the sale of consigned products.

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

Broker Model:	For the Three Months Ended September 30, 2006	For the Three Months Ended June 30, 2006
	(in dollars, except for terminal figures)

Average transacting terminals (1)	3,738	3,935

Average monthly revenue per unit (ARPU) calculation:
Total sales and revenue less product sales and service bureau revenue	12,248,909	12,547,410

Less cost of prepaid PIN sales and fees, and distribution commissions and fees, excluding depreciation and amortization allocable to cost of sales, specific charges, and contribution margin derived from business outside the United States	11,773,281	11,894,079

Total contribution margin	475,628	653,332

Average monthly revenue per active terminal	42	55

(1)	A terminal is defined as transacting when it completed at least one transaction in a U.S. or Canadian retail site during the month of September 2006.

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

We use the service-bureau model primarily with international customers; it is a diminishing part of our business. In this model, the Company licenses its proprietary software and sells its point-of-sale terminals. The customer is responsible for operation of the system and providing services to its retail stores. We receive an ongoing transaction fee for all sales through the system, which is recorded on a “net” basis.

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

Stock options and warrants.   The Company has stock option plans that provide for stock-based employee compensation, including the granting of stock options to certain key employees. The plans are more fully described in Note 10. Prior to January 1, 2006, the Company applied APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for awards made under the Company’s stock-based compensation plans. Under this method, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price.

During the periods presented in the accompanying financial statements, the Company has granted options under its 2000, 2003 and 2004 defined stock options plans. The Company has adopted the provisions of SFAS No. 123R using the modified-prospective transition method and the disclosures that follow are based on applying SFAS No. 123R. Under this transition method, compensation expense recognized during the three and nine months ended September 30, 2006 included: (a) compensation expense for all share-based awards granted prior to, but not yet vested as of January 1, 2006, and (b) compensation expense for all share-based awards granted on or after January 1, 2006 In accordance with the modified-prospective transition method, the Company’s financial statements for the prior year have not been restated to reflect, and do not include, the impact of SFAS 123R.

Income taxes. At September 30, 2006, we had an accumulated net operating loss for federal and state corporate income tax purposes of approximately $20.1 million. Because our ability to use this net operating loss depends on our ability to earn future taxable income, and because management has determined that the deferred tax assets may not be realized, we have established a valuation allowance equal to the net deferred tax asset. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depend, in part, on applicable tax laws in effect, our future earnings, and other future events, the effects of which cannot be determined. Our ability to use our accumulated net operating loss against future taxable income, if any, may cause our future reported earnings, if any, to be greater than they would be if fully taxable.

Results of Operations

The following table sets forth statement of operations data as a percentage of revenues for the periods presented. The trends suggested by this table may not be indicative of future operating results. As noted earlier, these percentages may change substantially as a result of our implementation of different sales models and other factors.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of prepaid PIN sales and fees	84.2%	80.8%	82.4%	86.0%
Cost of product sales	0.2%	5.1%	2.4%	2.0%
Distribution commissions and fees	12.6%	12.2%	13.2%	16.6%
Selling expenses	2.9%	1.5%	2.8%	1.9%
General and administrative expenses	9.3%	8.0%	8.9%	10.2%
Stock based compensation	1.2%	0.0%	1.5%	0.0%
Depreciation and amortization	0.5%	0.4%	0.4%	0.4%

Loss from operations	-10.9%	-8.0%	-11.7%	-17.0%
Other Income (expenses) - net	-0.2%	-0.7%	-0.3%	-0.4%

Net loss before income taxes	-11.1%	-8.8%	-11.9%	-17.3%
Provision for income taxes	0.0%	0.0%	0.0%	0.0%

Net loss	-11.1%	-8.8%	-11.9%	-17.3%

The following table presents our statements of operations, showing dollar and percentage changes from three and nine months ended September, 30 2006 to the comparable periods in 2005.

	For the Three Months Ended				For the Nine Months Ended
	September 30,		Increase (Decrease)		September 30,		Increase (Decrease)
	2006	2005	$	%	2006	2005	$	%
Total Sales and Revenues	$12,430,361	$12,782,094	$(351,733)	-2.8%	$38,457,792	$34,582,047	$3,875,745	11.2%

Cost of Sales and Revenue:
Cost of prepaid PIN sales and fees	10,465,699	10,328,259	137,440	1.3%	31,706,654	29,734,688	1,971,966	6.6%
Cost of product sales	28,969	655,265	(626,296)	-95.6%	916,338	675,530	240,808	35.6%
Distribution commissions and fees	1,560,472	1,565,298	(4,826)	-0.3%	5,081,578	5,732,601	(651,023)	-11.4%
Total Cost of Sales and Revenue	12,055,140	12,548,822	(493,682)	-3.9%	37,704,570	36,142,819	1,561,751	4.3%

Gross Profit (Loss)	375,221	233,272	141,949	60.9%	753,222	(1,560,772)	2,313,994	-148.3%

Operating Expenses:
Selling	355,972	197,028	158,944	80.7%	1,086,838	657,018	429,820	65.4%
General and administrative	1,156,560	1,018,353	138,207	13.6%	3,410,217	3,522,559	(112,342)	-3.2%
Stock based compensation	147,434	-	147,434		585,493	-	585,493
Depreciation and amortization	65,861	46,550	19,311	41.5%	151,669	135,385	16,284	12.0%
Total operating expenses	1,725,827	1,261,931	463,896	36.8%	5,234,217	4,314,962	919,255	21.3%
Loss from operations	(1,350,606)	(1,028,659)	(321,947)	31.3%	(4,480,995)	(5,875,734)	1,394,739	-23.7%

Total Other Expense, net	(28,626)	(90,875)	62,249	-68.5%	(99,148)	(122,385)	23,237	-19.0%

Net Loss	$(1,379,232)	$(1,119,533)	$(259,698)	23.2%	$(4,580,143)	$(5,998,119)	$1,417,976	-23.6%

Basic and Diluted Net Loss per Common Share	$(0.20)	$(0.19)	$(0.01)	5.4%	$(0.66)	$(1.10)	$0.44	-39.8%
Basic and Diluted Weighted Average Common Shares Outstanding	6,914,795	5,914,794	1,000,001	16.9%	6,914,795	5,450,703	1,464,092	26.9%

Other Comprehensive Income (Loss):
Net loss	$(1,379,232)	$(1,119,533)	$(259,698)	23.2%	$(4,580,143)	$(5,998,119)	$1,417,976	-23.6%
Foreign currency translation adjustment	17,882	10,243	7,639	74.6%	17,238	37,920	(20,682)	-54.5%

Comprehensive Loss	$(1,361,350)	$(1,109,290)	$(252,059)	22.7%	$(4,562,905)	$(5,960,199)	$1,397,294	-23.4%

Three and Nine Months Ended September 30, 2006 and 2005

Sales and revenues. Our sales and revenues decreased by approximately $352,000 for the three months ended September 30, 2006 relative to the comparable period in 2005, primarily due to approximately $549,000 in decreased terminal sales and revenues. Sales and revenues from other prepaid products, including fees and debit cards also decreased by approximately $30,000 and $17,000, respectively, for the three months ended September 30, 2006, relative to the comparable period in 2005. Alternatively, sales and revenue for wireless products, prepaid long distance, bill pay, service bureau and other revenue increased by approximately $188,000, $97,000, $9,000, $6,000 and $18,000, respectively, for the three months ended September 30, 2006, relative to the comparable period in 2005. Wireless products continue to be our dominant growth category, accounting for 94.6% and 90.6% of revenue for the three months ended September 30, 2006 and 2005, respectively.

Our sales and revenues increased by approximately $3,876,000 for the nine months ended September 30, 2006, relative to the comparable period in 2005. This increase is primarily attributable to an increase in the number of terminals in the field. Sales and revenues from prepaid wireless products, prepaid long distance, terminals and bill pay increased by approximately $3,626,000, $340,000, $111,000 and $36,000, respectively, for the nine months ended September 30, 2006, relative to the comparable period in 2005. Alternatively, sales and revenue for prepaid debit card, service bureau, fees and other revenue decreased by approximately $94,000, $81,000, $40,000 and $222,000, respectively, for the nine months ended September 30, 2006, relative to the comparable period in 2005.

We expect the following factors to positively impact revenues for the remainder of 2006 and 2007: (i) a increase in our installed base of terminals; (ii) the addition of new means of product distribution, such as debit/credit card terminals and PC-based delivery of product; (iii) the addition of new products to our library, such as gift/loyalty cards and bill pay, and new vendors of existing products; and (iv) the anticipated continuing growth of the prepaid wireless market. While we believe that these factors will result in further revenue growth in 2006 and 2007, there is no assurance that they will.

Cost of prepaid PIN sales and fees. Our cost of prepaid PIN sales and fees (including terminal depreciation and amortization) increased by approximately $137,000 for the three months ended September 30, 2006 relative to the comparable period in 2005. This increase was primarily attributable to an increase in prepaid PIN sales. As a percentage of revenues, our cost of prepaid PIN sales and fees (including terminal depreciation and amortization) was 84.2%, compared to 80.8% relative to the comparable period in 2005. This increase was primarily attributable to product mix shifts.

Our cost of prepaid PIN sales and fees (including terminal depreciation and amortization) for the nine months ended September 30, 2006 increased by approximately $1,972,000 for the nine months ended September 30, 2006 relative to the comparable period in 2005. This increase was primarily attributable to an increase in prepaid PN sales. As a percentage of revenues, our cost of prepaid PIN sales and fees (including terminal depreciation and amortization) was 82.4%, compared to 86.0%, relative to the comparable period in 2005. This decrease was primarily attributable to the following: (i) $1,266,704 in terminal impairment and fixed asset write-down charges incurred during the three months ended June 30, 2005; (ii) a $280,005 charge incurred in the three months ended March 31, 2005 for 9,000 Nokia 3300 handsets that a vendor took possession of or sold but for which the vendor did not pay the Company; and (iii) a PIN inventory write-down of approximately $250,000 incurred for the three months ended June 30, 2005.

Cost of product sales. Our cost of product sales for the three months ended September 30, 2006 decreased by approximately $626,000, relative to the comparable period in 2005. As a percentage of revenues, our cost of product sales was 0.2%, compared to 5.1%, relative to the comparable period in 2005. Both of these decreases are attributable to reduced terminal sales during the three months ended September 30, 2005.

Our cost of product sales for the nine months ended September 30, 2006 increased approximately $241,000 relative to the comparable period in 2005. As a percentage of revenues, our cost of product sales was 2.4%, compared to 2.0%, relative to the comparable period in 2005. Both of these increases are primarily attributable to the sale of approximately 4,100 terminals to a service bureau customer in the United Arab Emirates.

Distribution commissions and fees. These expenses are principally commissions paid to retailers and brokers for product sales through the Q Xpress terminals and are a fixed percentage of the product sales price. Commissions and fees for the three months ended September 30, 2006 decreased approximately $5,000, relative to the comparable period in 2005. As a percentage of revenues, distribution commissions and fees were 12.6% for the three months ended September 30, 2006, compared to 12.2% relative to the comparable period in 2005. This increase is primarily attributable to a shift in the mix between brokered and merchant sales.

Distribution commissions and fees for the nine months ended September 30, 2006 decreased by approximately $651,000, relative to the comparable period in 2005. As a percentage of revenue, distribution commissions and fees were 13.2% for the three months ended September 30, 2006, compared to 16.6%, relative to the comparable period in 2005. Both of these decreases are primarily attributable to a shift in our sales strategy from brokered sales to direct sales.

Margin. After subtracting the cost of prepaid PIN sales and fees, the cost of product sales, and distribution commissions and fees paid to the brokers and retailers from revenue, we had margins (including terminal depreciation and software amortization expenses) of approximately (10.9)% for the three months ended September 30, 2006 and approximately (8.0)%, relative to the comparable period in 2005. This increase is primarily attributable to to product mix impacts, increased PIN purchase rates, a reduction in sales per transacting terminal, and a reduction in the average number of transacting terminals, and a reduction in higher-margin fees. Alternatively, our average revenue per transacting terminal favorably impacted by a PIN inventory write-down of approximately $250,000 incurred for the three months ended September 30, 2005, reduced distribution commissions and fees, and an increase in the sale of consigned products.

After subtracting cost of prepaid PIN sales and fees, cost of product sales, and distribution commissions and fees paid to the brokers and retailers from revenue, we had margins (including terminal depreciation and software amortization expenses) of approximately (11.7)% for the nine months ended September 30, 2006 and approximately (17.0)% relative to the comparable period in 2005. This increase is primarily attributable to the following: (i) $1,266,704 in terminal impairment and fixed asset write-down charges incurred during the three months ended June 30, 2005; (ii) a $285,000 charge incurred in the three months ended March 31, 2005 for 9,000 handsets a vendor took possession of or sold and did not pay the Company; (iii) a PIN inventory write-down of approximately $250,000 incurred for the three months ended June 30, 2005; and (iv) reduced distribution fees. Alternatively, our margin percentage was negatively impacted by the reduction of our higher-margin consigned product sales, service bureau sales and fees.

Selling expenses. Selling expenses increased by approximately $159,000 during the three months ended September 30, 2006, relative to the comparable period in 2005. This increase is primarily attributable to an increase in salaries and benefits expenses of approximately $122,000, an increase in travel expenses of approximately $24,000, and an increase in marketing material expense of approximately $24,000, which expenses are offset in part by a reduction in sales commissions of approximately $9,000 and a reduction of approximately $2,000 in other sales and marketing expenses.

Selling expenses increased by approximately $430,000 during the nine months ended September 30, 2006, relative to the comparable period in 2005. This increase is primarily attributable to an increase in salaries and benefits expenses of approximately $395,000, an increase in travel expenses of approximately $48,000, and an increase in marketing material expense of approximately $33,000, which expenses are offset in part by a reduction in advertising expenses of approximately $30,000, a reduction in commission expense of approximately $28,000 and a reduction in other sales and marketing expenses of approximately $12,000.

General and administrative. General and administrative expenses for the three months ended September 30, 2006 increased by approximately $138,000, relative to the comparable period in 2005. This increase is primarily attributable to the following: (i) an increase of approximately $65,000 in bad debt expense; (ii) an increase of approximately $45,000 in contract call center related expenses; (iii) an increase of approximately $40,000 in computer supplies; (iv) an increase of approximately $22,000 in rent expense; (v) an increase of approximately $13,000 in investor relations; (vi) an increase of approximately $13,000 in phone expenses; and (vii) and an increase of approximately $20,000 in other administrative expenses. These increases were offset in part by the following: (i) a decrease of approximately $35,000 in account fees; (ii) a decrease of approximately $28,000 in contract labor and other professional fees; and (iii) a decrease of approximately $17,000 in travel expenses; and other administrative expenses.

General and administrative expenses for the nine months ended September 30, 2006 decreased by approximately $112,000, relative to the comparable period in 2005. The decrease is primarily attributable to the following: (i) a decrease of approximately $237,000 in legal fees, (ii) a decrease of approximately $91,000 in accounting fees; (iii) a decrease of approximately $69,000 in salaries and benefits; (iv) a decrease of approximately $35,000 in rent expense; (v) a decrease of approximately $31,000 in contract fees and other professional services; and (vi) a decrease of approximately $12,000 in other expenses.  These decreases were offset in part by: (i) an increase of approximately $130,000 in contract call center related expenses; (ii) an increase of approximately $75,000 in rent; (iii) an increase of approximately $60,000 in computer supplies; (iv) an increase of approximately $41,000 in phone-related expenses; (v) an increase of approximately $35,000 in bad debt expense; and (vi) an increase of approximately $22,000 in other administrative expenses.

Stock-based compensation. Stock-based compensation expense for the three months ended September 30, 2006 increased by approximately $147,434, relative to the comparable period in 2005. Stock-based compensation expense for the nine months ended September 30, 2006 increased by approximately $585,493 relative to the comparable period in 2005. The Company has adopted the provisions of SFAS No. 123(R) using the modified-prospective transition method based on SFAS No. 123(R). Under this transition method, compensation expense recognized during the three months ended September 30, 2006 included: (i) compensation expense for all share-based awards granted prior to, but not yet vested as of September 30, 2006, and (ii) compensation expense for all share-based awards granted on or after September 30, 2006. Accordingly, compensation costs of approximately $147,434 and $585,493 have been recognized for grants of options to employees and directors in the accompanying statements of operations for the three and nine months ended September 30, 2006, respectively, and no related expenses were recognized in the statement of operations for the comparable period in 2005.

Depreciation and amortization. This category primary consists of depreciation of terminals and amortization of software development expenses. Depreciation and amortization expenses were approximately $252,890 and $412,358, for the three months ended September 30, 2006 and 2005, respectively. Depreciation and amortization expenses were approximately $1,121,523 and $1,304,216, for the nine months ended September 30, 2006 and 2005, respectively. Both these decreases are primarily attributable to lower amortization of capitalized software development costs and to higher depreciation expense from an increase in the number of terminals in service. We expect depreciation expense to increase as the number of terminals in service increases. We do not anticipate additional capitalized software development expense until Lipman and Ingenico terminals are deployed in the Q Xpress system.

Other income and expense-net. This category consists primarily of interest income and expense on a related party note and capital lease obligations. For the three months ended September 30, 2006 and 2005, other income and expense-net was $28,626 and $90,875, respectively. For the nine months ended September 30, 2006 and 2005, other income and expense-net was $99,148 and $122,385, respectively. Both these decreases were primarily attributable to interest expense related to a warrant to purchase 230,000 shares of common stock that was issued to a majority shareholder, who at the time was the Company’s Chairman of the Board of Directors, in conjunction with a $614,000 loan that such major shareholder made to the Company on July 11, 2005. The warrant was treated as a discount on the note and amortized over the two-year term of the loan. Also, for the three months ended September 30, 2006, the Company recognized approximately $39,000 in interest expense related the value of the warrant, approximately $8,000 in interest earned related to a $614,000 loan, and approximately $2,000 in interest expense primarily related to lease obligations. For the nine months ended September 30, 2006, the Company recognized approximately $117,000 in interest expense related the value of the warrant, approximately $23,000 in interest earned related to a $614,000 loan, and approximately $17,000 in interest expense primarily related to lease obligations.

Income tax expense. At September 30, 2006, we had operating loss carryforwards of approximately $20.1 million that may be applied against future taxable income, if any, through 2025. The net operating loss carryforwards and other items resulted in net deferred tax assets of approximately $7.6 million. The amount of and ultimate realization of the benefits from these deferred tax assets for income tax purposes depends, in part, on applicable tax laws in effect, our future earnings, if any, and other future events, the effects of which cannot be determined at this time. As a result of the uncertainty surrounding the realization of the deferred tax assets, we established a valuation allowance that is equal to the value of net deferred tax assets, and no income tax benefit from our operating loss has been recognized for any of the periods presented.

Liquidity and Capital Resources

Cash and cash equivalents. As of September 30, 2006, our balance of cash and cash equivalents was $2,375,152 and the balance of our restricted cash was $326,107. Restricted cash is maintained to support letters of credit covering capital lease arrangements and to secure a bank account that is used for processing automated clearinghouse transactions. In order to secure the bank account, the Company must maintain a balance of 2% of the previous month’s total transactions that have been processed through the account.

As of September 30, 2006, we had working capital of approximately $1,515,918 million and a current ratio of 1.7 to 1.

Financing activity cash flows. Historically, we have financed our working capital requirements from the sale of equity, convertible debentures and notes, and short-term and long-term borrowings.

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

Off-Balance Sheet Items

On February 16, 2006, the Company acquired certain assets from Sun Communications, including approximately 350 merchant locations and terminals. These assets were purchased for $150,000 in cash paid on February 16, 2006. In addition, the Company is obligated, pursuant to an earn-out provision in the purchase agreement, to pay additional amounts totaling up to $50,000 if certain performance criteria are met. The earn-out provision provides for a $15,000 prepayment to Sun Communications, which was paid in July, 2006 and the remainder, if earned, to be paid February 2007.

Excluding normal operating leases and the potential obligations related to Sun Communications discussed directly above, the Company has no off-balance sheet obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

•
Our Disclosure Controls and Procedures Are Effective. Pursuant to Rule 13a-15(b) under the Exchange Act, our management is required to evaluate the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e), as of the end of each fiscal quarter. Such evaluation must include the participation of our principal executive officer and our principal financial officer. Accordingly, as of September 30, 2006, the end of our third fiscal quarter, our management has completed an evaluation of the effectiveness and the design and operation of our disclosure controls and procedures. Based upon this evaluation our management (including our CEO and CFO) has concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Internal Controls Over Financial Reporting

 Change in Our Internal Control over Financial Reporting in the Three Months Ended September 30, 2006. There has been no change in our internal control over financial reporting, as defined in Rule 13a-15(f), during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

As of November 13, 2006, we are not a party to any material legal proceedings, except as set forth below.

Q Comm International, Inc. v. The Phone Store of Missouri, LLC and Kevin Montgomery. In April 2005, the Company filed an action against a PIN provider, due to approximately $1 million in deactivated PINs that the Company received in the fourth quarter of 2004.  Subsequent to September 30, 2005, the Company determined that this obligation was approximately $1.5 million and includes, in addition to deactivated PINs, losses resulting from handsets paid for by the Company that were to be sold by the PIN provider.  The PIN provider agreed to sell the handsets in order to reimburse the Company for both the handset purchase price and the PIN losses.  However, the PIN provider did not reimburse the Company.  The Company is proactively taking the appropriate legal action to recover the amount due.  However, there is no assurance of repayment, and management recorded an allowance against the full amount of the receivable in the fourth quarter of 2004.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of Shareholders of Q Comm, held on August 24, 2006, at Q Comm’s corporate offices in Orem, Utah, the Q Comm shareholders did the following: (i) elected the six directors set forth in the table below to serve for a one-year term that expires at the 2007 Annual Meeting of Shareholders; (ii) ratified the appointment of Hansen, Barnett & Maxwell, P.C. as Q Comm’s independent auditors for the fiscal year ended December 31, 2006; and (iii) approved an increase in the number of shares available for issuance under Q Comm’s 2004 Stock Option Plan from 500,000 shares of common stock to 1,000,000 shares of common stock.

The following table sets forth the shares cast for each of these items of business.

Election of the Board of Directors:	Number of votes cast	Votes For	Votes For (%)(1)	Votes Against	Votes Abstained
Michael Keough	6,391,834	6,340,717	99.2%	51,117	522,961
William Jurika	6,391,834	6,340,717	99.2%	51,117	522,961
Gary Crook	6,391,834	6,340,717	99.2%	51,117	522,961
Harry Hargen	6,391,834	6,340,717	99.2%	51,117	522,961
Steven Phillips	6,391,834	6,340,717	99.2%	51,117	522,961
Thomas Tesmer	6,391,834	6,340,717	99.2%	51,117	522,961

Ratification of the appointment of Hansen, Barnett & Maxwell, P.C. as independent auditors:	Number of votes cast	Votes For	Votes For (%)(1)	Votes Against	Votes Abstained
	6,372,100	6,347,067	99.6%	25,033	542,695

Approval of an increase in the number of available shares under 2004 Stock Option Plan:	Number of votes cast	Votes For	Votes For (%)(1)	Votes Against	Votes Abstained
	3,907,643	3,577,443	91.5%	330,200	2,237,152

(1) As a percentage of votes cast.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit No.	Description

3.1(i)	Articles of Incorporation (1)

3.1(ii)	Amendment to Articles of Incorporation (2)

3.2	Amended and Restated Bylaws (2)

4.1	Specimen Stock Certificate (2)

4.2	Form of warrant agreement, including form of warrant (2)

4.3	Form of unit certificate (2)

4.4	Form of representative’s warrant (2)

10.1	2000 Stock Option Plan (2)*

10.2	2003 Stock Option Plan (2)*

10.5	Form of Stock Purchase Warrant (2)

10.6	Form of Lock-Up Agreement executed by all officers, directors, and 5% shareholders (2)

10.7	Form of Lock-Up Agreements for 12% Secured Convertible Debenture holders (2)

10.11	Employment Agreement between Q Comm International, Inc. and Michael D. Keough(4)*

10.12	Employment Agreement between Q Comm International, Inc. and Mark W. Robinson(5)*

10.15	Form of Stock Purchase Warrant, dated May 20, 2003 (2)

10.16	Service Agreements between Q Comm International, Inc. and each of Cellcards of Illinois, Iowa Wireless and Hargray Wireless (2)

10.17	Agreement between Q Comm International, Inc. and PreCash Corporation (2)

10.18	WGR Ltd. Agreement (2)

10.19	Marceco Ltd. Agreement (2)

10.20	Success Concepts Enterprises Inc. Agreement (2)

10.21	510 East Technology Avenue Lease (3)

10.22#	Agreement between Q Comm International, Inc. and Cricket Communications, Inc. (4)

10.23	2004 Stock Option Plan (7)*

10.24	9350 South 150 East, Suite 840, Sandy, Utah Lease (8)

10.25	Standard Form of Stock Option Grant for Incentive Stock Options under the 2004 Stock Option Plan (9)

10.26	Standard Form of Stock Option Grant for Non-Qualified Stock Options under the 2004 Stock Option Plan (9)

14	Code of Ethics (2)

21	Subsidiary schedule (3)

31.1	Chief Executive Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

31.2	Chief Financial Officer Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002**

32.1	Chief Executive Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Chief Financial Officer Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002**
________________________

* Denotes a management contract or a compensatory plan or arrangement.
** Included as an exhibit herein.

(1)	Previously filed on February 24, 2000, as an exhibit to Form 10-SB, and on March 20, 2000, as an exhibit in the Company’s Current Report on Form 8-K and incorporated herein by reference.

(2)	Previously filed as an exhibit to the Company’s Registration Statement on Form SB-2 (File No.333-104232) and incorporated herein by reference.

(3)	Previously filed as an exhibit to Form 10-KSB on September 30, 2003 and incorporated herein by reference.

(4)	Previously filed as an exhibit to Form 10-KSB on April 12, 2005 and incorporated herein by reference.

(5)	Previously filed as an exhibit to Form 10-KSB/A on August 10, 2005 and incorporated herein by reference.

(6)	Previously filed on October 11, 2005, as an exhibit in the Company’s Current Report on Form 8-K and incorporated herein by reference.

(7)	Previously filed on May 3, 2004, as Appendix C to Schedule 14a and incorporated herein by reference.

(8)	Previously filed as an exhibit to Form 10-K on March 31, 2006 and incorporated herein by reference.

(9)	Previously filed as an exhibit to Form 10-Q on August 14, 2006 and incorporated herein by reference.

#
Application has been made to the Securities and Exchange Commission to seek confidential treatment of certain portions of this exhibit under Rule 406 of the Securities Act of 1933 or Rule 24(b)-2 under the Securities Exchange Act of 1934. Omitted material for which confidential treatment has been requested has been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2006, to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2006.

Q Comm International, Inc.

By:	/s/ Mark W. Robinson

Mark W. Robinson
Chief Financial Officer, Secretary and Treasurer